Form 10-Q
period 1995-03-31
AMERAC ENERGY CORP
filed 1995-05-15
CIK 5696

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                 For the quarterly period ended March 31, 1995


[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                         Commission file number 1-9933
                         -----------------------------



                           AMERAC ENERGY CORPORATION
            (Exact name of Registrant as specified in its charter)


            State of Delaware                           75-2181442
            (State of incorporation)                    (I.R.S. Employer
                                                        Identification No.)


            700 Louisiana
            Houston, Texas                              77002
            (Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code:        (713) 223-1833



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                       ------   -----


The number of shares of Common Stock, $.05 par value, outstanding on April 30, 1995 was 20,433,498.

                           AMERAC ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

     Assets
     ------

                                                          December 31,     March 31,
                                                             1994            1995
                                                         -------------   -------------
                                                                         (Unaudited)
Current assets
 Cash and equivalents                                    $   3,437,000   $   3,643,000
 Accounts receivable                                           142,000         168,000
 Other                                                         356,000         278,000
                                                         -------------   -------------
  Total current assets                                       3,935,000       4,089,000
                                                         -------------   -------------

Oil and gas properties, successful efforts method           16,797,000      16,818,000
 Accumulated depreciation, depletion and amortization      (11,738,000)    (12,004,000)
                                                         -------------   -------------
  Net oil and gas properties                                 5,059,000       4,814,000
                                                         -------------   -------------

Other assets                                                   168,000         159,000
                                                         -------------   -------------

                                                         $   9,162,000   $   9,062,000
                                                         =============   =============

     Liabilities and Shareholders' Equity
     ------------------------------------

Current liabilities
 Accounts payable                                        $      47,000   $      40,000
 Accrued liabilities                                           139,000         147,000
 Current portion of long term debt                           1,923,000       1,929,000
 Current obligations under gas contract                        757,000         720,000
                                                         -------------   -------------
  Total current liabilities                                  2,866,000       2,836,000
                                                         -------------   -------------

Long term liabilities                                          542,000         465,000
                                                         -------------   -------------

Shareholders' equity
 Preferred stock 10,000,000 shares authorized
  $2.25 Convertible exchangeable preferred
  $1.00 par, 1,822,592 shares issued and outstanding         1,823,000             -

  $4.00 Senior preferred, $1.00 par,
  1,671,060 shares issued and outstanding                          -         1,671,000

 Common stock $.05 par value;
  50,000,000 shares authorized; 20,433,498 shares
  issued and outstanding                                       794,000       1,022,000
 Additional paid-in capital                                142,936,000     141,690,000
 Accumulated deficit                                      (139,799,000)   (138,622,000)
                                                         -------------   -------------
  Total shareholders' equity                                 5,754,000       5,761,000
                                                         -------------   -------------

 Contingencies (Note 6)

                                                         $   9,162,000   $   9,062,000
                                                         =============   =============

                  See accompanying notes to these Statements

                           AMERAC ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                        Three Months Ended,
                                                              March 31,
                                                  ---------------------------------
                                                     1994                  1995
                                                  -----------            ----------
Revenues
 Oil and gas sales                                $ 1,115,000           $   824,000
 Other income                                          40,000                64,000
                                                  -----------           -----------
                                                    1,155,000               888,000
                                                  -----------           -----------

Expenses
 Lease operating                                      206,000               200,000
 Exploration                                          145,000                 7,000
 Depreciation, depletion and amortization             299,000               275,000
 General and administrative                           423,000               345,000
 Interest                                              61,000                54,000
                                                  -----------           -----------
                                                    1,134,000               881,000
                                                  -----------           -----------

Income before tax                                      21,000                 7,000

Provision for income tax                                  -                     -
                                                  -----------           -----------

Net income                                        $    21,000           $     7,000
Preferred stock dividend                           (1,025,000)             (194,000)
                                                  -----------           -----------

Net loss applicable
 to common stock                                  $(1,004,000)          $  (187,000)
                                                  ===========           ===========

Net loss per common share                         $     (0.06)          $     (0.01)
                                                  ===========            ==========

Weighted average shares outstanding                15,884,000            16,390,000
                                                  ===========            ==========

                   See accompanying notes to these Statement

                           AMERAC ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                  (Unaudited)

                                                         Three Months Ended,
                                                               March 31,
                                                      -------------------------
                                                          1994         1995
                                                      ------------  -----------
Cash flow from operating activities:
 Net income                                            $   21,000   $    7,000
Adjustments needed to reconcile to net cash flows:
 Depreciation, depletion and amortization                 299,000      275,000
 Amortization of discount                                   6,000        6,000
 Exploration expenses                                     145,000          -
 Gain on sale of assets                                       -         (8,000)
 Recognition of deferred revenue                          (93,000)     (37,000)
Changes in current items relating to operations:
 Accounts receivables and other                            97,000       52,000
 Accounts payables                                         44,000       (7,000)
 Other liabilities                                       (174,000)     (69,000)
                                                       ----------   ----------
Net cash flow provided by operations                      345,000      219,000
                                                       ----------   ----------

Cash flow from investing activities:
 Proceeds from sale of assets                                 -         16,000
 Oil and gas expenditures                                (232,000)     (29,000)
                                                       ----------   ----------
Net cash flow used for investing activities              (232,000)     (13,000)
                                                       ----------   ----------

Cash flow from financing activities:
 Debt repayments                                         (591,000)         -
 Other                                                     14,000          -
                                                       ----------   ----------
Net cash flow used for financing activities              (577,000)         -
                                                       ----------   ----------

Net increase (decrease) in cash and equivalents          (464,000)     206,000
Cash and equivalents at beginning of period             5,345,000    3,437,000
                                                       ----------   ----------

Cash and equivalents, end of period                    $4,881,000   $3,643,000
                                                       ==========   ==========

Supplemental disclosure:
Cash for interest paid during the period               $  186,000   $   55,000
                                                       ==========   ==========

                  See accompanying notes to these Statements

                           AMERAC ENERGY CORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (unaudited)


                      $2.25 Convertible                                                      Additional
                         Exchangeable             $4.00 Senior           Common Stock          Paid-in     Accumulated
                       Preferred Shares             Preferred          ($.05 par value)        Capital       Deficit        Total
                    ----------------------   ---------------------  ----------------------  ------------  -------------   ----------

                      Shares      Amount        Shares     Amount     Shares      Amount
                    ---------  -----------   ---------  ----------  ----------  ----------
Balance-
 December 31, 1994  1,822,592  $ 1,823,000          _   $       _   15,883,772  $  794,000  $142,936,000  $(139,799,000)  $5,754,000


Exchange offer     (1,822,592)  (1,823,000)  1,634,305   1,634,000   4,549,726     228,000    (1,403,000)     1,364,000          _


Net income                                                                                                         7,000       7,000


$4.00 senior
 preferred stock
 dividend                  -            -        36,755      37,000         -           -         157,000       (194,000)         -
                    ---------  -----------   ---------  ----------  ----------  ----------  ------------  -------------   ----------


Balance-
 March 31, 1995             _   $        _    1,671,060  $1,671,000  20,433,498  $1,022,000  $141,690,000  $(138,622,000) $5,761,000

                    =========  ===========   =========  ==========  ==========  ==========  ============  =============   ==========


                  See accompanying notes to these Statements.

                           AMERAC ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

                            March 31, 1994 and 1995

1.  ORGANIZATION AND NATURE OF BUSINESS

    Amerac Energy Corporation, formerly Wolverine Exploration Company ("Amerac" or the "Company") was formed in 1969 and is headquartered in Houston, Texas. The Company is an oil and gas company focused on the acquisition and development of oil and gas properties.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1995, and the results of operations for the three months ended March 31, 1994 and 1995, and cash flow for the three months ended March 31, 1994 and 1995.

    These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1994.

    Net income (loss) per common share is computed by dividing the net income or loss attributable to common shareholders by the weighted average number of shares of Common Stock outstanding. In computing loss per share, the $4.00 Senior Preferred Stock ("Senior Preferred") dividends, declared for the period, and after considering accretion of the discount on the $4.00 Senior Preferred Stock, (see Note 4) decreases the income or increases the loss attributable to common shareholders. The stock options and convertible debt are anti-dilutive and were not included in the average shares outstanding during the periods presented.

3.  INDEBTEDNESS

    At March 31, 1995, the Company had a $5 million revolver with a bank, secured by virtually all producing properties and cash on hand. Effective May 12, 1995, the Company entered into a new $15 million revolving line of credit the "Revolver", which replaced the $5 million revolver. The Revolver is a two year revolving credit facility with interest due monthly and principal due at May 31, 1997. The Revolver is secured by all of the Company's properties, and contains various restrictive covenants which may, if not met, cause the Company to be in default or reduce its access to additional borrowing. The borrowing base, which will be determined semi-annually, has initially been set at $4.0 million. The Company entered into a $1.0 million bridge loan on April 28, 1995 to finance the Myrtle B acquisition (See Note 5). The bridge loan was extinguished with the Revolver.

4.  SHAREHOLDERS EQUITY

    On February 3, 1995, the Company offered to exchange one share of its $4.00 Senior Preferred, with a stated value of $4.00 per share, par value $1.00 per share and an initial dividend rate of $.36 per share, and 2.5 shares of Common Stock for each outstanding share of $2.25 Convertible Exchangeable Preferred Stock ("Old Preferred"), which carried a stated value of $25.00 per share and a dividend rate of $2.25 per share. The exchange offer was approved by the holders of a majority of the Common Stock and by approximately 90% of the Old Preferred shareholders. As a result, 1,634,305 shares of Old Preferred were exchanged for 1,634,305 shares of $4.00 Senior Preferred Stock and 4,085,763 shares of Common Stock. Holders of Old Preferred that did not exchange received 2.5 shares of Common Stock for each share of Old Preferred not exchanged, resulting in the issuance of 470,677 shares of Common Stock. This exchange offer had the effect of eliminating all Old Preferred Stock and related dividend arrearages.

                           AMERAC ENERGY CORPORATION

                                  (Unaudited)

                            March 31, 1994 and 1995


    At the date of the exchange offer, the Company discounted the $4.00 Senior Preferred Stock at an amount which would yield its perpetual dividend rate of 15% during the initial years when the actual dividend rate is less than the perpetual dividend rate. Accordingly, the Company credited retained earnings and debited additional paid in capital $1,364,000 representing the discount amount.

    The $4.00 Senior Preferred Stock provides, among other things, that the Company has the option to pay the quarterly dividends, which commenced January 1, 1995, for the first two years in either cash or additional shares of $4.00 Senior Preferred Stock. Thereafter, the Company has, under certain conditions, the option to pay the dividends in cash or Common Stock. At this time, the Company plans to pay the dividends in shares of $4.00 Senior Preferred Stock during the first two years. The annual dividend rate increases from $.36 per share to $.60 at January 1, 2000. The Company made its first dividend payment on the $4.00 Senior Preferred Stock to holders of record as of March 31, 1995, of $.09 per share in shares of $4.00 Senior Preferred Stock (36,755 shares).
The Company has the option of redeeming the $4.00 Senior Preferred Stock at face value anytime. If the Company fails to pay its dividends on the $4.00 Senior Preferred Stock, then the holders of the $4.00 Senior Preferred Stock have the right to elect 80% of the Board of Directors.

5.  ACQUISITION OF ASSETS

    In April, 1995, the Company acquired a 68% working interest in the Cosden Field in Bee County, Texas for approximately $2.9 million from working capital. The field is currently producing from three wells. The Company estimates the net proved reserves at 5.2 BCFE with an estimated life of 29 years.

    In May, 1995, the Company completed the acquisition of the Myrtle "B" field located in Loving County, Texas for $725,000. This acquisition includes four producing wells and four proved undeveloped locations with total net estimated proved reserves of 359,600 BOE. The Company acquired 100% working interest and a 75% net revenue interest in these wells.

    These acquisitions will be accounted for under the purchase method and results of operations related to these properties will be consolidated beginning on the date the acquisition was effected.

6.  CONTINGENCIES

    In February 1995, Geodyne Resources, Inc. ("Geodyne") filed an Original Third-Party Petition naming the Company as third-party defendant. The Claim arose out of the settlement of a 1986 accident by UPRC, operator of a property in Summit County, Utah. UPRC subsequently sued Geodyne for a proportionate share of the lawsuit involving the 1986 well accident. Geodyne purchased the property from the Company in 1988 and is claiming that the Company is liable under the indemnity provisions of the 1988 Purchase and Sale Agreement between the Company and Geodyne. The amount of the claim against the Company is approximately $176,000. The Company has filed a general denial and is reviewing this matter with its insurance carriers and counsel. The Company has been indemnified for any shortfall in the insurer's payment on the claim.

    The Company is subject to various contingencies which arise primarily from interpretation of federal and state laws and regulations affecting the oil and gas industry. Such contingencies include differing interpretations as to the prices at which oil and gas sales may be made, the prices at which royalty owners may be paid for production from their leases and other matters. Although management believes it has complied with the various laws and regulations, administrative rulings and interpretations thereof, adjustment could be required as new interpretations and regulations are issued. In addition, production rates, marketing and environmental matters are subject to regulation by various federal and state agencies.

                           AMERAC ENERGY CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    The Company has improved its financial condition the last three years and has improved the equity section of the balance sheet to position itself in such a manner to grow. In early 1994, the Board of Directors re-evaluated the Company's strategic plan. Based on the Company's limited capital availability, its declining reserve base, and considering the size of the Company and the risk associated with exploration, the Board concluded that the best strategy going forward was the acquisition and exploitation of smaller producing properties. Mr. Jeffrey B. Robinson was retained as President and Chief Executive Officer to effect the new strategy. Mr. Robinson has considerable experience in acquisitions, mostly recently as Vice President of Engineering and Operations of Amax Oil and Gas Inc.

    The Company has also improved the life of the property mix through its property acquisitions in the last half of 1994 and the first half of 1995. At January 1, 1994, the Company's properties had an expected life assuming current production rates approximated four years, today, as a result of acquisitions, it has been extended to approximately eight years. One of the immediate goals of the Company was to build a base of properties with longer lives so that the Company has a base and time with which to continue its acquisition strategies. The Company will continue its efforts to increase the overall life of the property mix as its primary property, South Timbailer, continues to decline.
The associated revenue decline would also severely restrict the ability of the Company to continue to develop the properties it currently holds, which would limit its ability to recognize the full potential of its properties.

    The Company restructured its capital structure in an effort to enhance its ability to attract the financing required for future acquisitions. Given the $46 million liquidation rights and dividend arrearage of the Old Preferred, it was difficult to access additional capital. In addition, the Company was striving to preserve the $200 million net operating tax loss carryforward ("NOL"). In order to do so, the Company could not have an ownership change as defined by the federal income tax laws, which limited the amount of common stock the Company could issue. The recently completed exchange offer eliminated the dividend in arrearage, the Old Preferred and maintained the NOL.

Future Strategy

    The Company believes it is now in a better position to raise capital to support its acquisition strategy. The Company plans to concentrate initially on acquisitions where most of the value is in proved developed producing reserves. Management is relatively indifferent as gas versus oil and, if possible, prefers operatorship.

    Along with the acquisition of properties, the Company will look for ways to exploit existing and acquired reserves by increasing production rates, accelerating recoveries and improving and extending the economic viability of the properties. Exploitation activities may include workovers, recompletions, development drilling, horizontal drilling, pressure maintenance projects, and other methods of enhanced recovery.

    While the Company is actively pursuing these avenues, there can be no assurance that they will have successful results in an acquisition and exploitation program. There is a tremendous amount of competition in the industry and the prices paid for in-place reserves make it difficult to achieve attractive rates of return. In addition, although the Company's projected cash flow from its existing properties will cover overhead for a few years, without successful results the Company's ability to replace its reserves and cash flow therefrom will be limited.

                           AMERAC ENERGY CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations
- - - - - - ---------------------

Three Months Ended March 31, 1994 compared with Three Months Ended March 31,
1995

    Oil and gas revenues decreased from $1.1 million in the first three months of 1994 to $.8 million during the comparable period in 1995 as a result of a decline in gas production and prices partially offset by increased oil production and prices. Oil production for the three months increased from approximately 225 barrels per day in the first three months of 1994 to approximately 308 barrels per day for the comparable period in 1995, primarily as a result of the acquisition of the Whiteaker properties in October, 1994; however, gas production declined from approximately 4.1 MMcf per day for the first three months of 1994 to approximately 2.7 MMcf per day for the comparable period in 1995, resulting from normal depletion of reserves. The average prices received for production increased for oil from $12.82 per Bbl during the first three months of 1994 to $15.09 per Bbl during the comparable period in 1995 and gas prices decreased from an average of $2.32 per Mcf for the first three months of 1994 production to an average of $1.38 per Mcf for the first three months of 1995 production.

    Lease operating expenses decreased from $206 thousand in the first three months of 1994 to $200 thousand for the comparable period in 1995. Operating expenses decreased with a general decline in gas production, the depletion of certain wells and the sale of producing properties. Depreciation and amortization expense also decreased from $299 thousand during the first three months of 1994 to $275 thousand for the comparable period in 1995 as a result of the decline in gas production partially offset by the increase in oil production.

    Exploration expenses decreased from $145 thousand in the first three months of 1994 to $7 thousand for the comparable period in 1995. The 1994 expense was a result of increased geological and geophysical activity with Lance Exploration and increased impairment expenses as new undeveloped acreage was added to Lance Exploration. The expense dropped sharply subsequent to the first quarter of 1994 after the disposition of Lance.

    Administrative expenses declined from $423 thousand for the first three months of 1994 to $345 thousand for the comparable period in 1995 primarily as a result of the disposition of the Company's exploration subsidiary.

    Interest expense decreased from $61 thousand in the first three months of 1994 to $54 thousand for the comparable period in 1995 as a result of the overall repayment of debt.

Liquidity and Capital Resources

    As discussed in Note 3, the Company entered into a "Revolver" in May 1995, which provides a borrowing base based on the value of its properies. The initial borrowing base will be reviewed and reset semi-annually and has been initially set at $4.0 million.

    While the Company funded the $2.9 million Cosden aquisition (see note 5) with existing cash, it plans to fund future property acquisitions with the Revolver, working capital, equity and other forms of financing. The Company has repaid its subordinated debt due on May 15, 1995, with the proceeds drawn from the Revolver and working capital.

    Management currently intends to pay quarterly dividends on the $4.00 Senior Preferred Stock in shares of the $4.00 Senior Preferred for the next two years. (See Note 4)

                          Part II.  Other Information
                          ---------------------------



Item 1.  Legal Proceedings
- - - - - - --------------------------

    See Note 6 - The Consolidated Financial Statements.



Item 6.  Reports on Form 8-K during the First Quarter of 1995
- - - - - - -------------------------------------------------------------

    None

                                   SIGNATURE
                                   ---------



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERAC ENERGY CORPORATION
                                                 (Registrant)


                            By:       /s/ JEFFREY L. STEVENS
                               -------------------------------------------------
                                         Jeffrey L. Stevens
                               Senior Vice President and Chief Financial Officer


Date:  May   15  , 1995
           ------