Form 10-Q
period 1995-06-30
AMERAC ENERGY CORP
filed 1995-08-21
CIK 5696

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-Q

(Mark One)
   /x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1995


   / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

The number of shares of Common Stock, $.05 par value, outstanding on July 31, 1995 was 20,470,998.

                           AMERAC ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

   Assets
   ------
                                                             December 31,      June 30,
                                                                 1994            1995
                                                             -------------   -------------
                                                                             (Unaudited)
Current assets
 Cash and equivalents                                        $   3,437,000   $     273,000
 Accounts receivable                                               142,000         108,000
 Other                                                             356,000         301,000
                                                             -------------   -------------
 Total current assets                                            3,935,000         682,000
                                                             -------------   -------------

Oil and gas properties, successful efforts method               16,797,000      20,511,000
 Accumulated depreciation, depletion and amortization          (11,738,000)    (12,243,000)
                                                             -------------   -------------
  Net oil and gas properties                                     5,059,000       8,268,000
                                                             -------------   -------------

Other assets                                                       168,000         247,000
                                                             -------------   -------------

                                                             $   9,162,000   $   9,197,000
                                                             =============   =============
     Liabilities and Shareholders' Equity
     ------------------------------------

Current liabilities
 Accounts payable                                            $      47,000   $      43,000
 Accrued liabilities                                               139,000         152,000
 Current portion of long term debt                               1,923,000            -
 Current obligations under gas contract                            757,000         681,000
                                                             -------------   -------------
  Total current liabilities                                      2,866,000         876,000
                                                             -------------   -------------

Long term liabilities
 Revolving note                                                       -          2,347,000
 Other                                                             542,000         406,000
                                                             -------------   -------------
 Total long term liabilities                                       542,000       2,753,000
                                                             -------------   -------------
Contingencies (Note 6)

Shareholders' equity
 Preferred stock 10,000,000 shares authorized
  $2.25 Convertible exchangeable preferred
  $1.00 par, 1,822,592 shares issued                             1,823,000

  $4.00 Senior preferred, $1.00 par,
   1,708,636 shares issued and outstanding                            -          1,709,000

 Common stock $.05 par value;
  50,000,000 shares authorized; 15,883,722 and 20,433,498
  shares issued and outstanding at respectively                    794,000       1,022,000
 Additional paid-in capital                                    142,936,000     141,852,000
 Accumulated deficit                                          (139,799,000)   (139,015,000)
                                                             -------------   -------------
  Total shareholders' equity                                     5,754,000       5,568,000
                                                             -------------   -------------

                                                             $   9,162,000   $   9,197,000
                                                             =============   =============

                   See accompanying notes to these Statements

                           AMERAC ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                   Three Months Ended,            Six Months Ended,
                                         June 30,                       June 30,
                              ----------------------------   ----------------------------
                                  1994             1995          1994             1995
                              ------------      ----------    -----------      ----------
Revenues
 Oil and gas sales             $ 1,047,000      $1,004,000    $ 2,162,000      $1,827,000
 Other income                      114,000          67,000        154,000         131,000
                               -----------      ----------    -----------      ----------
                               $ 1,161,000      $1,071,000    $ 2,316,000      $1,958,000
                               -----------      ----------    -----------      ----------

Expenses
 Lease operating                   230,000         331,000        436,000         531,000
 Exploration                       239,000         208,000        384,000         215,000
 Depreciation, depletion
  and amortization                 473,000         250,000        772,000         525,000
 General and administrative        676,000         386,000      1,099,000         731,000
 Interest                           58,000          89,000        119,000         143,000
                               -----------      ----------    -----------      ----------
                               $ 1,676,000      $1,264,000    $ 2,810,000      $2,145,000
                               -----------      ----------    -----------      ----------

Income (Loss) before tax          (515,000)       (193,000)      (494,000)       (187,000)

Provision for income tax             -              -              -               -
                               -----------      ----------    -----------      ----------

Net Income (loss)              $  (515,000)     $ (193,000)   $  (494,000)     $ (187,000)
                               -----------      ----------    -----------      ----------

Preferred stock dividends      $(1,025,000)     $ (199,000)   $(2,050,000)     $ (393,000)
                               -----------      ----------    -----------      ----------

Net loss applicable
 to common stock               $(1,540,000)     $ (392,000)   $(2,544,000)     $ (580,000)
                               ===========      ==========    ===========      ==========

Net Income (loss) per
  common share                 $      (.10)     $     (.02)   $      (.16)     $     (.03)
                               -----------     -----------    ------------     ----------

Weighted average shares
  outstanding                   15,884,000      20,433,000     15,884,000      19,578,000
                                ==========      ==========     ==========      ==========




                   See accompanying notes to these Statements

                           AMERAC ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                  (Unaudited)

                                                            Six Months Ended,
                                                                June 30,
                                                      -----------------------------
                                                          1994              1995
                                                      ----------         -----------
Cash flow from operating activities:
 Net income                                           $ (494,000)        $  (187,000)
Adjustments needed to reconcile to net cash flows:
 Depreciation, depletion and amortization                772,000             525,000
 Amortization of discount                                 12,000               7,000
 Exploration expenses                                    384,000             215,000
 Gain on sale of assets                                     -                (41,000)
 Recognition of deferred revenue                        (191,000)            (76,000)
Changes in current items relating to operations:
 Accounts receivables and other                          123,000              89,000
 Accounts payables                                       116,000              (4,000)
 Other liabilities                                       (12,000)           (130,000)
                                                      ----------         -----------
Net cash flow provided by operations                     710,000             398,000
                                                      ----------         -----------

Cash flow from investing activities:
 Oil and gas expenditures                               (559,000)         (3,942,000)
 Proceeds from sale of assets                               -                 41,000
                                                      ----------         -----------
Net cash flow used for investing activities             (559,000)         (3,901,000)
                                                      ----------         -----------

Cash flow from financing activities:
 Debt repayments                                        (591,000)         (1,929,000)
 Bank borrowings                                               -           2,347,000
 Other                                                    (7,000)            (79,000)
                                                      ----------         -----------
Net cash flow provided by (used for)
 financing activities                                   (598,000)            339,000
                                                      ----------         -----------

Net increase (decrease) in cash and equivalents         (447,000)         (3,164,000)
Cash and equivalents at beginning of period            5,345,000           3,437,000
                                                      ----------         -----------

Cash and equivalents, end of period                   $4,898,000         $   273,000
                                                      ==========         ===========

Supplemental disclosure:
Cash paid for interest during the period              $  244,000         $    95,000
                                                      ==========         ===========




                   See accompanying notes to these Statements

                           AMERAC ENERGY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                             $2.25                                      Additional
                           Convertible               $4.00             Common Stock
                          Exchangeable               Senior              ($.05 par          Paid-in      Accumulated
                        Preferred Shares           Preferred             value)             Capital        Deficit       Total
                     -----------------------------------------------------------------------------------------------------------
                       Shares       Amount      Shares     Amount   Shares      Amount
                     -------------------------------------------------------------------
Balance -
 December 31,
  1994                1,822,592  $ 1,823,000      -      $    -     15,883,772 $  794,000 $142,936,000  $(139,799,000)  $5,754,000

Exchange offer       (1,822,592)  (1,823,000) 1,634,305   1,634,000  4,549,726    228,000   (1,403,000)     1,364,000        -

Net income                                                                                                   (187,000)    (187,000)

$4.00 senior
  preferred
  stock dividend          -             -        74,331      75,000       -          -         319,000       (393,000)       1,000
                      -----------------------------------------------------------------------------------------------------------

Balance -
 June 30, 1995            -      $      -     1,708,636  $1,709,000 20,433,498 $1,022,000 $141,852,000  $(139,015,000)  $5,568,000

                      ============================================================================================================


           See accompanying notes to these Statements

                           AMERAC ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

                             June 30, 1994 and 1995

1.  ORGANIZATION AND NATURE OF BUSINESS

  Amerac Energy Corporation (the "Company") is engaged in the acquisition, development and enhancement of oil and gas properties in the United States. The Company was formed in 1969. Through the mid-1980's, Amerac grew substantially. Thereafter, a lack of exploratory success and declining energy prices, coupled with a high degree of financial leverage, forced a restructuring of the Company. By 1994, the Company's size and financial leverage had been substantially reduced, a new management group was recruited, its exploration effort was eliminated and a strategy of growth through acquisitions was adopted. In early 1995, the Company completed an exchange offer which sharply reduced its obligations to its preferred stockholders, a new board of Directors was recruited and the name of the Company was changed to Amerac Energy Corporation.

  The Company, formerly known as Wolverine Exploration Company, is headquartered in Houston, Texas. At June 30, 1995, Amerac had four employees.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995, and the results of operations and cash flow for the six months ended June 30, 1994 and 1995. These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1994.

  Net income (loss) per common share is computed by dividing the net income or loss attributable to common shareholders by the weighted average number of shares of Common Stock outstanding. In computing loss per share, dividends declared for the period and accretion of the discount on the $4.00 Senior Preferred Stock ("Senior Preferred"), (see Note 4) decreases the income or increases the loss attributable to common shareholders. The stock options and convertible debt are anti-dilutive and were not included in the average shares outstanding during the periods presented.

3.  INDEBTEDNESS

  On May 12, 1995, the Company entered into a $15 million revolving line of credit agreement, (the "Revolver"). The Revolver is a two year facility with interest due monthly and principal due at May 31, 1997. The Revolver is secured by all of the Company's properties, and contains various restrictive covenants which may, if not met, cause the Company to be in default or reduce its access to additional borrowing. The borrowing base, which will be redetermined semi-annually, was initially set at $4.0 million. The Company entered into a $1.0 million bridge loan in April 1995 to finance an acquisition (See Note 5). The bridge loan was retired with the Revolver. At June 30, 1995, $2,347,000 was outstanding under the Revolver accruing interest at the Bank One Texas Base Rate plus three-quarter of one percent equaling 9.75% at June 30, 1995.

4.  SHAREHOLDERS EQUITY

  On February 3, 1995, the Company exchanged one share of its Senior Preferred, with a stated value of $4.00 per share, par value $1.00 per share and an initial dividend rate of $.36 per share, and 2.5 shares of Common Stock (the "Exchange Offer") for each outstanding share of $2.25 Convertible Exchangeable Preferred Stock ("Old Preferred"), which carried a stated value of $25.00 per share and a dividend rate of $2.25 per share. The Exchange Offer was approved by the holders of a majority of the Common Stock and by approximately 90% of the Old Preferred shareholders. As a result, 1,634,305 shares of Old Preferred were exchanged for 1,634,305 shares of Senior Preferred and 4,085,763 shares of Common Stock. Holders of Old Preferred that did not exchange received 2.5 shares of Common Stock for each share of Old Preferred not exchanged, resulting in the issuance of 470,677 shares of Common Stock. This Exchange Offer eliminated all Old Preferred and related dividend arrearages.

                            AMERAC ENERGY CORPORATION

                                  (Unaudited)

                             June 30, 1994 and 1995

  At the date of the Exchange Offer, the Company discounted the Senior Preferred at an amount which would yield its perpetual dividend rate of 15% during the initial years when the actual dividend rate is less than the perpetual dividend rate. Accordingly, the Company credited retained earnings and debited additional paid in capital for approximately $1,364,000 representing the discount amount.

  The Senior Preferred provides, among other things, that the Company has the option to pay the quarterly dividends, which commenced January 1, 1995, for the first two years in either cash or additional shares of Senior Preferred. The Company currently plans to pay these dividends in shares of Senior Preferred. The Company made its dividend payment on the Senior Preferred to holders of record March 31, 1995, the dividend consisting of $.09 per share in shares of Senior Preferred (36,755 shares) and its dividend payments to holders of record as of June 30, 1995 (37,576 shares). Beginning January 1, 1997 the Company has, under certain conditions, the option to pay the dividends in cash or Common Stock. The annual dividend rate increases from $.36 per share to $.60 at January 1, 2000. The Company has the option of redeeming the Senior Preferred at face value anytime. If the Company fails to pay dividends on the Senior Preferred, then the holders of the Senior Preferred have the right to elect 80% of the Board of Directors.


5.  ACQUISITIONS

  In April, 1995, the Company acquired a 68% working interest in the Cosden Field in Bee County, Texas for approximately $2.9 million. The transaction was funded from working capital. The field is currently producing from three wells. The Company estimates the net proved reserves at 5.2 billion cubic feet equivalent with an estimated life of 29 years.

  In May, 1995, the Company completed the acquisition of the Myrtle "B" field located in Loving County, Texas for $725,000. This acquisition includes four producing wells and four proved undeveloped locations with total net estimated proved reserves of 359,600 barrels of oil equivalent. The Company acquired 100% working interest and a 75% net revenue interest in these wells.

  These acquisitions have been accounted for under the purchase method and results of operations related to these properties have been consolidated beginning on the date each acquisition was effected.

  The pro forma affect of these acquisitions, assuming the properties had been acquired at the beginning of the year would have been immaterial to the six months ended June 30, 1995. Had the acquisition occurred at January 1, 1994, revenue for the six months ended June 30, 1994, would have been $2,465,000, net loss $574,000, and loss per share $.17.


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

                           AMERAC ENERGY CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  In early 1995, the Company completed the final major step in its restructuring, eliminating more than 80% of its preferred shareholders' claims via the Exchange Offer. Since adopting a focus on acquisitions in mid-1994, the Company has concluded four acquisitions at a total cost of $ 5.3 million. These transactions have added a total of 1,400,000 barrels of oil equivalents ("BOE") to the Company's proved reserves at an average cost of $ 3.80 per BOE. The successful pursuit of this strategy will require the identification of appropriate acquisitions, the negotiation of an attractive purchase price and the availability of additional capital under the Company's bank facility, through the issuance of securities or otherwise.

  The Company has also improved the reserve life index of the overall property mix through its property acquisitions in the last half of 1994 and the first half of 1995. At January 1, 1994, the Company's properties had an expected life assuming current production rates of approximately four years. Today, as a result of acquisitions, it has been extended to approximately eight years. One of the immediate goals of the Company was to build a base of properties with longer lives so that the Company has a base and time with which to continue its acquisition strategies. The Company will continue its efforts to increase the overall life of the property mix as its primary property, South Timbailer, continues to decline.

Strategy

  The Company believes it is now in a better position to raise capital to support its acquisition strategy. The Company plans to concentrate initially on acquisitions where most of the value is in proved developed producing reserves. Management is relatively indifferent as to gas versus oil and prefers operatorship.

  Along with the acquisition of properties, the Company will continually review ways to exploit existing and acquired reserves by increasing production rates, accelerating recoveries and improving and extending the economic viability of the properties. Exploitation activities may include workovers, recompletions, development drilling, horizontal drilling, pressure maintenance projects, and other methods of enhanced recovery.

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

Recent Developments

  In July 1995, the Company filed a registration statement with the Securities and Exchange Commission for the purpose of registering the 3,651,195 shares of Common Stock held by Investment Limited Partnership ("ILP") who in turn sold the shares to certain individuals. Three of these individuals are directors of the Company. Messrs. Jeffrey B. Robinson, President and Chief Executive Officer, Kenneth R. Peak and William P. Nicoletti are Directors of the Company and acquired from ILP 800,000, 200,000 and 200,000 shares respectively.

                           AMERAC ENERGY CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations
---------------------

Six Months Ended June 30, 1994 and June 30, 1995

  Oil and gas revenues decreased from $2.2 million in the first six months of 1994 to $1.8 million during the comparable period in 1995 as a result of a decline in gas production and gas prices partially offset by increased oil production and oil prices. Oil production for the six months increased from approximately 225 barrels per day in the first six months of 1994 to approximately 312 barrels per day for the comparable period in 1995, primarily as a result of the acquisition of properties. Gas production declined from approximately 4.0 million cubic feet per day for the first six months of 1994 to approximately 3.3 million cubic feet per day for the comparable period in 1995, resulting from normal depletion of reserves. The average prices received for production increased for oil from $14.10 per barrel during the first six months of 1994 to $16.75 per barrel during the comparable period in 1995 while gas prices decreased from an average of $2.20 per thousand cubic feet for the first six months of 1994 to an average of $1.61 per thousand cubic feet for the first six months of 1995.

  Lease operating expenses increased from $436 thousand in the first six months of 1994 to $531 thousand for the comparable period in 1995. As a result of the acquisition of various properties operating expenses increased despite a general decline in gas production, the depletion of certain wells and the sale of producing properties. Depreciation, depletion and amortization expense decreased from $772 thousand during the first six months of 1994 to $525 thousand for the comparable period in 1995 as a result of a decline in the depreciation, depletion and amortization rate.

  Exploration expenses decreased from $384 thousand in the first six months of 1994 to $215 thousand for the comparable period in 1995. The 1994 expense was a result of increased geological and geophysical activity and impairment expenses associated with Lance Exploration Company ("Lance"), the company's wholly owned exploration subsidiary, while the 1995 expense is development seismic on a recently acquired property.

  Administrative expenses declined from $1,099 thousand for the first six months of 1994 to $731 thousand for the comparable period in 1995 primarily as a result of the disposition of Lance.

Three Months Ended June 30, 1994 and June 30, 1995

  Oil and gas revenues remained relative unchanged for the second quarter 1994 as compared to the same period in 1995. Oil production for the three months increased, primarily due to acquisitions, from approximately 225 barrels per day in the second quarter of 1994 to approximately 306 barrels per day for the comparable period in 1995. The average prices received for oil production increased from $15.45 per barrel during the second quarter of 1994 to $17.42 per barrel during the comparable period in 1995 while gas prices decreased from an average of $1.99 per thousand cubic feet for the second quarter of 1994 production to an average of $1.59 per thousand cubic feet for the second quarter of 1995 production.

  Lease operating expenses increased from $230 thousand in the second quarter of 1994 to $331 thousand for the comparable period in 1995, as a result of producing properties acquisitions. Depreciation, depletion and amortization expense also decreased from $473 thousand during the second quarter of 1994 to $250 thousand for the comparable period in 1995 as a result of a decline in the depreciation, depletion and amortization rate.

  Exploration expenses decreased from $239 thousand in the second quarter of 1994 to $208 thousand for the comparable period in 1995. The 1994 expense was a result of increased geological and geophysical activity and increased impairment expenses associated with Lance, while the 1995 expense is development seismic on a recently acquired property.

  Administrative expenses declined from $676 thousand for the second quarter of 1994 to $386 thousand for the comparable period in 1995 primarily as a result of the disposition Lance.

Liquidity and Capital Resources

  As discussed in Note 3, the Company entered into a Revolver in May 1995, which provides a borrowing base based on the value of its properties. The initial borrowing base will be reviewed and reset semi-annually and has been initially set at $4.0 million.

  While the Company funded the $2.9 million Cosden acquisition (see note 5) with existing cash, it plans to fund future property acquisitions with the Revolver, working capital, equity and other forms of financing. The Company has repaid its subordinated debt due on May 15, 1995, with the proceeds drawn from the Revolver and working capital.

  During the third quarter, the Company plans to participate in the recompletion in the Bul 1-A zone in the South Timbalier 198 block. The Company has 23.125% interest in this property. The Company has considered this as a proved behind pipe zone with approximately 2.6 billion cubic feet of reserves net to the Company. This zone appears to be high to production in another well and should be productive, if the recompletion is successful. If the recompletion is unsuccessful, this could have a detrimental effect on the Company's oil and gas reserves and cash flow. The company's proportionate share of the recompletion is expected to cost approximately $340,000 and will be funded through working capital and/or bank borrowing.

  Management currently intends to pay quarterly dividends on the Senior Preferred in shares of the Senior Preferred through December 31, 1996. (See
Note 4)

                          Part II.  Other Information
                          ---------------------------



Item 1.  Legal Proceedings
--------------------------

  See Note 6 - The Consolidated Financial Statements.



Item 6.  Reports on Form 8-K during the Second First Quarter of 1995
-------------------------------------------------------------

  On May 5, 1995, the Company reported the acquisition of certain properties in the Cosdon field in Bee County, Texas. Audited statement of revenues and expenses for the properties and pro forma operating statements for the Company were filed by Amendment of June 19, 1995.


EXHIBITS

19-(1) Closing Agreement among Amerac Energy Corporation and various sellers for the purchase/sale of the Cosdon Properties, Bee County, Texas effective February 1, 1995.

19-(2) Assignment, Bill of Sale and Conveyance to Amerac Energy Corporation from Tag Energy Corporation for Myrtle B Properties, effective
         March 1, 1995

19-(3) Amended and Restated Credit Agreement with Bank One, Texas, National Association dated May 12, 1995.

19-(4) Promissory Note to Bank One, Texas, National Association for fifteen million and no/100 dollars ($15,000,000) pursuant to line of credit.

                                   SIGNATURE
                                   ---------



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERAC ENERGY CORPORATION
                                                 (Registrant)



                                      By:   /Jeffrey L. Stevens/
                                         ---------------------------------
                                             Jeffrey L. Stevens
                                       Senior Vice President and Chief
                                             Financial Officer


Date:  August  21 , 1995
              ----