Form 10-Q
period 1995-09-30
AMERAC ENERGY CORP
filed 1995-11-14
CIK 5696

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-Q

(Mark One)
    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995


    [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-9933
                         -----------------------------



                           AMERAC ENERGY CORPORATION
             (Exact name of Registrant as specified in its charter)


          STATE OF DELAWARE                                 75-2181442
          (State of incorporation)                          (I.R.S. Employer
                                                            Identification No.)


          700 LOUISIANA
          HOUSTON, TEXAS                                    77002
          (Address of principal                             (Zip Code)
          executive offices)


Registrant's telephone number, including area code:         (713) 223-1833


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

The number of shares of Common Stock, $.05 par value, outstanding on October 31, 1995 was 20,510,444.

                           AMERAC ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

     ASSETS
     ------
                                                                    December 31,   September 30,
                                                                        1994            1995
                                                                   --------------  --------------
                                                                                    (Unaudited)
CURRENT ASSETS
 Cash and equivalents                                              $   3,437,000   $     262,000
 Accounts receivable                                                     142,000         228,000
 Other                                                                   356,000         178,000
                                                                   -------------   -------------
 Total current assets                                                  3,935,000         668,000
                                                                   -------------   -------------

OIL AND GAS PROPERTIES, successful efforts method                     16,797,000      20,434,000
 Accumulated depreciation, depletion and amortization                (11,738,000)    (12,277,000)
                                                                   -------------   -------------
   Net oil and gas properties                                          5,059,000       8,157,000
                                                                   -------------   -------------

OTHER ASSETS                                                             168,000         241,000
                                                                   -------------   -------------

                                                                   $   9,162,000   $   9,066,000
                                                                   =============   =============
     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES
 Accounts payable                                                  $      47,000   $      29,000
 Accrued liabilities                                                     139,000         105,000
 Current portion of long term debt                                     1,923,000               -
 Obligations under gas contract                                          757,000         508,000
                                                                   -------------   -------------
   Total current liabilities                                           2,866,000         642,000
                                                                   -------------   -------------

LONG TERM LIABILITIES
 Senior debt                                                                   -       2,447,000
 Other                                                                   542,000         406,000
                                                                   -------------   -------------
 Total long term liabilities                                             542,000       2,853,000
                                                                   -------------   -------------

Commitments and Contingencies (Note 6)

SHAREHOLDERS' EQUITY
 Preferred stock 10,000,000 shares authorized
   $2.25 Convertible exchangeable preferred
   $1.00 par, 1,822,592 shares issued                                  1,823,000               -

   $4.00 Senior preferred, $1.00 par,
   1,747,058 shares issued and outstanding                                     -       1,747,000

 Common stock $.05 par value;
   50,000,000 shares authorized; 15,883,722 and 20,510,444
   shares issued and outstanding at September 30, 1994 and 1995
   respectively                                                          794,000       1,025,000
 Additional paid-in capital                                          142,936,000     142,029,000
 Accumulated deficit                                                (139,799,000)   (139,230,000)
                                                                   -------------   -------------
   Total shareholders' equity                                          5,754,000       5,571,000
                                                                   -------------   -------------

                                                                   $   9,162,000   $   9,066,000
                                                                   =============   =============

                   See accompanying notes to these Statements

                           AMERAC ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                Three Months Ended,                 Nine Months Ended,
                                                   September 30,                      September 30,
                                            ---------------------------        ----------------------------
                                                1994           1995               1994            1995
                                            -----------      ----------        -----------     ------------
REVENUES
          Oil and gas sales                 $   934,000         953,000        $ 3,096,000      $ 2,780,000
          Other income                           68,000          46,000            222,000          176,000
                                            -----------      ----------        -----------      -----------
                                            $ 1,002,000         999,000        $ 3,318,000      $ 2,956,000
                                            -----------      ----------        -----------      -----------

EXPENSES
          Lease operating                       186,000         230,000            622,000          761,000
          Exploration                            48,000          26,000            432,000          241,000
          Depreciation, depletion
           and amortization                     316,000         286,000          1,088,000          811,000
          General and administrative            375,000         452,000          1,474,000        1,182,000
          Interest                               55,000          16,000            174,000          159,000
                                            -----------      ----------        -----------       ----------
                                            $   980,000       1,010,000        $ 3,790,000       $3,154,000
                                            -----------      ----------        -----------       ----------

Income (loss) before tax                         22,000         (11,000)          (472,000)        (198,000)

Provision for income tax                              -               -                  -                -
                                            -----------      ----------        -----------       ----------

NET INCOME (LOSS)                           $    22,000      $  (11,000)       $  (472,000)      $ (198,000)

Preferred stock dividend                    $(1,025,000)     $ (204,000)       $(3,076,000)      $ (597,000)
                                            -----------      ----------        -----------       ----------

NET INCOME (LOSS) APPLICABLE
          TO COMMON STOCK                   $(1,003,000)     $ (215,000)       $(3,548,000)      $ (795,000)
                                            ===========      ==========        ===========       ==========

Net income (loss) per
          average common share              $      (.06)     $     (.01)       $      (.22)      $     (.04)
                                            ===========      ==========        ===========       ==========

Weighted average common
          shares outstanding                 15,884,000      20,471,000         15,884,000       19,230,000
                                            ===========     ===========        ===========      ===========


                   See accompanying notes to these Statements

                           AMERAC ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                  (UNAUDITED)

                                                         Nine Months Ended,
                                                            September 30,
                                                      ------------------------
                                                         1994         1995
                                                      ----------   -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                          $ (472,000)  $  (198,000)
Adjustments needed to reconcile to net cash flows:
  Depreciation, depletion and amortization             1,088,000       811,000
  Amortization of discount                                18,000        22,000
  Exploration expenses                                   432,000       241,000
  Gain on sale of assets                                 (16,000)     (111,000)
  Recognition of deferred revenue                       (241,000)     (263,000)
  Other                                                        -        15,000
Changes in current items relating to operations:
  Accounts receivables and other                         186,000        92,000
  Accounts payables                                     (104,000)       (5,000)
  Other liabilities                                     (165,000)     (170,000)
                                                      ----------   -----------
NET CASH FLOW PROVIDED BY OPERATIONS                     726,000       434,000
                                                      ----------   -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Oil and gas expenditures                              (660,000)   (4,124,000)
  Proceeds from sale of assets                            84,000       136,000
  Net purchases of other assets                          (12,000)            -
                                                      ----------   -----------
NET CASH FLOW USED FOR INVESTING ACTIVITIES             (588,000)   (3,988,000)
                                                      ----------   -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Debt repayments                                       (574,000)   (1,929,000)
  Bank borrowing                                               -     2,447,000
  Other                                                  (53,000)     (139,000)
                                                      ----------   -----------
NET CASH FLOW PROVIDED BY (USED FOR)
 FINANCING ACTIVITIES                                   (627,000)      379,000
                                                      ----------   -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS         (489,000)   (3,175,000)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD            5,345,000     3,437,000
                                                      ----------   -----------

CASH AND EQUIVALENTS, END OF PERIOD                   $4,856,000   $   262,000
                                                      ==========   ===========

SUPPLEMENTAL DISCLOSURE:
Interest paid during the period                       $  263,000   $   153,000
                                                      ==========   ===========


                   See accompanying notes to these Statements

                           AMERAC ENERGY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                    $2.25 Convertible
                                      Exchangeable                  $4.00 Senior                Common Stock
                                     Preferred Shares                Preferred                ($.05 par value)
                                ---------------------------  --------------------------  --------------------------
                                   Shares         Amount        Shares        Amount        Shares        Amount
                                ------------   ------------  ------------  ------------  ------------  ------------
Balance -
  December 31, 1994                1,822,592    $ 1,823,000             -    $        -    15,883,772    $  794,000
Exchange offer                    (1,822,592)    (1,823,000)    1,634,305     1,634,000     4,549,726       228,000

Net loss

Directors fees paid                                                                            76,946         3,000
  in common shares

$4.00 senior preferred
 stock dividend                            -              -       112,753       113,000             -              -
                                  ----------    -----------     ---------    ----------    ----------     ----------

Balance -
  September 30, 1995                       -    $         -     1,747,058    $1,747,000    20,510,444     $1,025,000
                                  ==========    ===========     =========    ==========    ==========     ==========

                                    Additional
                                     Paid-in         Accuulated
                                     Capital           Deficit         Total
                                   ------------    --------------   -----------
Balance -
  December 31, 1994                $142,936,000    $(139,799,000)   $ 5,754,000
Exchange offer                       (1,403,000)       1,364,000              -

Net loss                                                (198,000)      (198,000)

Directors fees paid                      12,000                          15,000
  in common shares

$4.00 senior preferred
 stock dividend                         484,000         (597,000)             -
                                   ------------    -------------    -----------
                                   $142,029,000    $(139,230,000)   $ 5,571,000
                                   ============    ==============   ===========

                   See accompanying notes to these Statements

                           AMERAC ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                          SEPTEMBER 30, 1994 AND 1995

1.   ORGANIZATION AND NATURE OF BUSINESS

     Amerac Energy Corporation (the "Company" or "Amerac") is engaged in the acquisition, development and enhancement of oil and gas properties in the United States. The Company was formed in 1969. Through the mid-1980's, Amerac grew substantially. Thereafter, a lack of exploratory success and declining energy prices, coupled with a high degree of financial leverage, forced a restructuring of the Company. By 1994, the Company's size and financial leverage had been substantially reduced, a new management group was recruited, its exploration effort was eliminated and a strategy of growth through acquisitions was adopted. In early 1995, the Company completed an exchange offer (see note 4) which sharply reduced its obligations to its preferred stockholders, a new Board of Directors was elected and the name of the Company was changed to Amerac Energy Corporation.

     The Company, formerly known as Wolverine Exploration Company, is headquartered in Houston, Texas. At September 30, 1995, Amerac had four employees.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995, and the results of operations and cash flow for the nine months ended September 30, 1994 and 1995. These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

3.   INDEBTEDNESS

     On May 12, 1995, the Company entered into a $15 million revolving line of credit agreement, ("Bank Credit Agreement"). The Bank Credit Agreement is a two year facility with interest due monthly and principal due at May 31, 1997. The Bank Credit Agreement is secured by all of the Company's properties, and contains various restrictive covenants which may, if not met, cause the Company to be in default or reduce its access to additional borrowing. The borrowing base, which will be redetermined semi-annually, was initially set at $4.0 million. At September 30, 1995, $2,447,000 was outstanding under the Bank Credit Agreement accruing interest at the Bank One Texas Base Rate plus three quarter percent equaling 9.50% at September 30, 1995.

4.   SHAREHOLDERS' EQUITY

     On February 3, 1995, the Company exchanged, with holders who accepted the exchange, one share of its Senior Preferred, with a stated value of $4.00 per share, par value $1.00 per share and an initial dividend rate of $.36 per share, and 2.5 shares of Common Stock (the "Exchange Offer") for each outstanding share of $2.25 Convertible Exchangeable Preferred Stock ("Old Preferred"), which carried a stated value of $25.00 per share and a dividend rate of $2.25 per share. At the time of the Exchange Offer, the Company had dividends in arrears on the Old Preferred of approximately $16.5 million and a liquidation preference of approximately $50 million. The Exchange Offer was approved by the holders of a majority of the Common Stock and by approximately 90% of the holders of Old Preferred. As a result, 1,634,305 shares of Old Preferred were exchanged for 1,634,305 shares of Senior Preferred and 4,085,763 shares of Common Stock. Holders of Old Preferred that did not exchange received 2.5 shares of Common Stock for each share of Old Preferred not exchanged, resulting in the issuance of 470,677 shares of Common Stock. This Exchange Offer eliminated all Old Preferred and related dividend arrearages.

                           AMERAC ENERGY CORPORATION

                                  (UNAUDITED)

                          SEPTEMBER 30, 1994 AND 1995

     At the date of the Exchange Offer, the Company discounted the Senior Preferred by an amount which would yield its perpetual dividend rate of 15% during the initial years while the stated dividend rate is 9.0%. Accordingly, the Company credited retained earnings and debited additional paid in capital for approximately $1.4 million representing the discount amount. These amounts are being amortized over a five year period and do not effect current period income or loss, except for Net income (loss) per average common share.

     The Senior Preferred provides, among other things, that the Company has the option to pay the quarterly dividends, which commenced January 1, 1995, for the first two years in either cash or additional shares of Senior Preferred. The Company currently plans to pay these dividends in shares of Senior Preferred. Payment to holders of record as of September 30, 1995 totaled 38,422 shares of Senior Preferred. Beginning January 1, 1997 the Company has, under certain conditions, the option to pay the dividends in cash or Common Stock. The annual dividend rate increases from $.36 per share to $.60 at January 1, 2000. The Company has the option of redeeming the Senior Preferred at face value at anytime. If the Company fails to pay a quarterly dividend on the Senior Preferred, then the holders of the Senior Preferred have the right to elect 80% of the Board of Directors.


5.   ACQUISITIONS

     Since the Company changed its focus to growth through acquisitions in late 1994, it has acquired an estimated 1,500,000 Barrels of Oil Equivalent ("BOE") of net proved reserves at a cost of approximately $6 million or $4 per BOE.

     In October, 1994, the Company acquired a portion of the North Blackwell Field in Nolan County, Texas, for approximately $1.5 million. The acquisition includes four producing wells and certain non-producing leases. The Company acquired 100% working interest and a 75% net revenue interest in these wells.

     In December, 1994, the Company acquired additional interest in two of its existing properties for $158,000.

     In April, 1995, the Company acquired a portion of the Cosden Field in Bee County, Texas, for approximately $3.0 million. The acquisition includes three producing wells. The Company acquired a 68% working interest and a 52% net revenue interest in these wells.

     In May, 1995, the Company acquired the Myrtle "B" field located in Loving County, Texas, for $760,000. This acquisition includes four producing wells and four proved undeveloped locations. The Company acquired 100% working interest and a 75% net revenue interest in these wells.

     In October 1995, the Company acquired a portion of the Truby Field located in Jones County, Texas for $650,000. This acquisition includes a 320-acre lease with two producing wells and a 200-acre undeveloped lease. The additional acreage has provided the Company additional drilling locations. The Company acquired 100% working interest and a 77% net revenue interest in these wells.

     The pro forma affect of the Cosden Field acquisition, assuming the properties had been acquired at the beginning of 1995 would have been immaterial to the nine months ended September 30, 1995. Had the North Blackwell Field and Cosden Field acquisitions occurred at January 1, 1994, revenue for the nine months ended September 30, 1994, would have been $4,294,000, net loss $356,000, and loss per share of $.22. The pro forma affect of the other acquisitions, discussed above, is immaterial to the nine months ended September 30, 1994 and 1995.

     The Company accounts for its acquisitions under the purchase method and the results of operations related to these properties are consolidated beginning on the first day of the month that each acquisition is effected.

6.   COMMITMENTS AND CONTINGENCIES

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

     In 1988, the Company settled a gas contract dispute with El Paso Natural Gas Company ("El Paso") relating to the Shurley Ranch properties in Sutton County, Texas. These properties had been the subject of litigation until late 1993, at which time El Paso began purchasing gas on these properties. Pursuant to the terms of the gas contract settlement, El Paso is applying 65% of the current production to a prepayment received by the Company in 1988. The gas contract expires in December 1995 and at that time, as provided in the contract, the Company is obligated to pay El Paso the lessor of the remaining prepayment balance, or $360,000. The Company has concluded that it is unlikely that the Shurley Ranch properties will produce sufficient gas to recover El Paso's prepayment. The Company estimates that the fourth quarter gain, recognized as a result of this settlement, will be between $50,000 and $100,000.

                           AMERAC ENERGY CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     In early 1995, the Company completed the final major step in its restructuring, eliminating more than 80% of its preferred shareholders' claims through an Exchange Offer. Since adopting a focus on acquisitions in late 1994, the Company has concluded four acquisitions at a total purchase cost of approximately $6.0 million. These transactions have added a total of 1,500,000 BOE to the Company's proved reserves at an average cost of $4.00 per BOE. The successful pursuit of this strategy will require the identification of appropriate acquisitions, the negotiation of attractive purchase prices and the availability of capital under the Company's Bank Credit Agreement, the issuance of securities or otherwise, (see Liquidity and Capital Resources.)

     The Company has also improved the reserve life index through property acquisitions in late 1994 and early 1995. At January 1, 1994, the Company's properties had an expected life assuming current production rates of approximately four years. As of September 30, 1995, as a result of acquisitions, the reserve life index has been extended to approximately eight years. One of the immediate goals of the Company was to build a base of properties with longer lives so that the Company has a base and time with which to continue its acquisition strategies.

STRATEGY

     The Company believes it is now in a better position to raise capital to support its acquisition strategy. The Company plans to concentrate initially on acquisitions where most of the value is in proved developed producing reserves. Management is relatively indifferent as to gas versus oil and, if possible, prefers operatorship.

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

RECENT DEVELOPMENTS

     During the third quarter, the Company participated in the initial phase of recompleting the South Timbailer 198 A-3 in the Buliminella I-A zone. This recompletion was performed after the Buliminella I-C zone ceased to be productive, as expected. The Company has 23.1% working interest (19.3% revenue interest) in this property. The Company has considered this as a proved non-producing zone with approximately 2.6 billion equivalent cubic feet of gas reserves net to the Company. This zone, as of November 10, 1995, is producing, net to the company, approximately 3.1 million cubic feet of gas per day and approximately 87 barrels of oil/condensate per day. The Company's proportionate share of the recompletion cost is estimated to be $290,000 and is being funded through working capital and bank borrowing.

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

                           AMERAC ENERGY CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1995

     Oil and gas revenues increased $19,000 for the third quarter 1995 as compared to the same period in 1994, primarily as a result in a $.06 per thousand cubic feet increase in gas prices. Acquisitions in late 1994 and in 1995 contributed 1.7 million cubic feet per day gas and 146 barrels per day oil production. Total oil production increased from approximately 258 barrels per day in the third quarter of 1994 to approximately 306 barrels per day for the comparable period in 1995. Total gas production declined from approximately 4.1 million cubic feet per day for the third quarter of 1994 to approximately 3.4 million cubic feet per day for the comparable period in 1995, as a result of a well in the Company's major gas producing property, South Timbailer 198, watering out, as anticipated. This well has been successfully recompleted in another productive zone. The average prices received for production increased for oil from $16.82 per barrel during the third quarter of 1994 to $16.87 per barrel during the comparable period in 1995 while gas prices increased from an average of $1.42 per thousand cubic feet for the third quarter of 1994 to an average of $1.48 per thousand cubic feet for the third quarter of 1995.

     Lease operating expenses increased from $186,000 in the third quarter of 1994 to $230,000 for the comparable period in 1995, primarily as a result of producing properties acquisitions. Depreciation and amortization expense also decreased from $316,000 during the third quarter of 1994 to $286,000 for the comparable period in 1995 as a result of a decline in gas production.

     Exploration expenses decreased from $48,000 in the third quarter of 1994 to $26,000 for the comparable period in 1995. The 1994 expense was a result of increased geological and geophysical activity and increased impairment expenses associated with Lance Exploration Company ("Lance"), the company's wholly owned exploration subsidiary, while the 1995 expense is processing and interpretation of development seismic on a recently acquired property. Administrative expenses increased from $375,000 for the third quarter of 1994 to $452,000 for the comparable period in 1995 due to the use of contract labor to evaluate acquisition candidates.

NINE MONTHS ENDED SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1995

     Oil and gas revenues decreased from $3.1 million in the first nine months of 1994 to $2.8 million during the comparable period in 1995 primarily due to a $.55 per thousand cubic feet decline in gas prices. Acquisitions in late 1994 and 1995 contributed 1.3 million cubic feet per day and 110 barrels per day oil production. Total oil production only increased from approximately 238 barrels per day in the first nine months of 1994 to approximately 302 barrels per day for the comparable period in 1995. Total gas production declined from approximately 3.8 million cubic feet per day for the first nine months of 1994 to approximately 3.1 million cubic feet per day for the comparable period in 1995, as a result of a well in the Company's major gas producing property, South Timbailer 198, watering out, as anticipated. This well has been successfully recompleted in another productive zone. The average prices received for production increased for oil from $15.09 per barrel during the first nine months of 1994 to $16.82 per barrel during the comparable period in 1995 while gas prices decreased from an average of $2.05 per thousand cubic feet for the first nine months of 1994 to an average of $1.50 per thousand cubic feet for the first nine months of 1995.

     Lease operating expenses increased from $622,000 in the first nine months of 1994 to $761,000 for the comparable period in 1995, as a result of the acquisition of various properties despite a general decline in gas production, the depletion of certain wells and the sale of producing properties. Depreciation and amortization expense decreased from $1.1 million during the first nine months of 1994 to $811,000 for the comparable period in 1995 as a result of a decline in gas production.

     Exploration expenses decreased from $432,000 in the first nine months of 1994 to $241,000 for the comparable period in 1995. The 1994 expense was a result of increased geological and geophysical activity and impairment expenses associated with Lance. The 1995 expense is development seismic on a recently acquired property. Administrative expenses declined from $1.5 million for the first nine months of 1994 to $1.2 million for the comparable period in 1995 primarily as a result of the disposition of Lance.

LIQUIDITY AND CAPITAL RESOURCES

     As discussed in Note 3, the Company entered into a Bank Credit Agreement in May 1995, which provides a borrowing base based on the bank's determination of the collateral value of its properties. The initial borrowing base will be reviewed and reset semi-annually and was initially set at $4.0 million. The Company has drawn $3.2 million against this Bank Credit Agreement, as of November 10, 1995.

     The Company funded all of its acquisitions to date with working capital or bank borrowings. It plans to fund future property acquisitions with the Bank Credit Agreement, working capital, equity and other forms of financing. The Company has repaid its subordinated debt due on May 15, 1995, with the proceeds drawn from the Bank Credit Agreement and working capital.

     As discussed in Note 6, the Company is obligated to pay El Paso Natural Gas Company the lessor of the remaining prepayment balance or $360,000 at the end of December 1995, this payment will be funded through working capital and/or bank borrowings.

     Management currently intends to pay quarterly dividends on the Senior Preferred in shares of the Senior Preferred through December 31, 1996. (See Note
4)

                          PART II.  OTHER INFORMATION
                          ---------------------------



ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         See Note 6 - The Consolidated Financial Statements.



ITEM 6.  REPORTS ON FORM 8-K DURING THE THIRD QUARTER OF 1995
-------------------------------------------------------------

         None

                                   SIGNATURE
                                   ---------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               AMERAC ENERGY CORPORATION
                                                      (Registrant)



                                               By: /s/ Jeffrey L. Stevens
                                                   ____________________________
                                                       Jeffrey L. Stevens
                                                    Senior Vice President and
                                                     Chief Financial Officer


Date: November 14, 1995