Form 10-K405
period 1995-12-31
AMERAC ENERGY CORP
filed 1996-04-01
CIK 5696

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934(FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934(NO FEE REQUIRED)

        For the transition period from _______________to ______________

                         COMMISSION FILE NUMBER 1-9933
                         -----------------------------

                           AMERAC ENERGY CORPORATION
                    (FORMERLY WOLVERINE EXPLORATION COMPANY)
             (Exact name of Registrant as specified in its charter)

          STATE OF DELAWARE                       75-2181442
          (State or other jurisdiction            (I.R.S. Employer
          of incorporation or organization        Identification No.)

          700 LOUISIANA, SUITE 3330
          HOUSTON, TEXAS
          (Address of principal                   77002
          executive offices)                      (Zip Code)


Registrant's telephone number, including area code:      713/223-1833

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:



================================================================================
     TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
- --------------------------------------------------------------------------------
Common Stock (Par Value $.05 per share)               Boston Stock Exchange

$4.00 Senior Preferred Stock
(Par Value $1.00 per share)                           Boston Stock Exchange
================================================================================


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:    NONE

Indicate by check mark whether the registrant (1) has filed all reports required by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No
                     ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

As of March 20, 1996, the aggregate market value of the registrant's Common Stock and $4.00 Senior Preferred Stock held by non-affiliates was approximately $5,859,000 and $2,233,000 respectively.

The number of shares outstanding of the registrant's Common Stock as of March 22, 1996, was 24,047,663.

ITEM 1. BUSINESS
- ----------------

THE COMPANY

     Amerac Energy Corporation (the "Company" or "Amerac") is engaged in the acquisition, development and enhancement of and exploration for oil and gas in the United States. While the Company was formed in 1969, it is only since mid 1994 that the Company has been focused on growth through acquisitions and exploitation. Since that time, the Company has grown its asset base substantially. Total proved reserves from December 31, 1994 to December 31, 1995, including the Fremont Energy Corporation ("Fremont") acquisition increased from 9.2 billion cubic feet equivalent ("Bcfe") at December 31, 1994 to 26.2 Bcfe at December 31, 1995 and increase of 184.8%. Since the beginning of 1995, including the Fremont acquisition which was closed in January 1996, the Company has increased its estimated undiscounted future net cash flows assuming unescalated prices prevailing at the time from $11.0 million at December 31, 1994, to $36.9 million, a 235% increase. The Company's finding and development costs for 1995 including the Fremont acquisition was $0.56 per million cubic feet equivalent ("Mcfe"). The Company also completed an exchange offer in 1995 which reduced its obligations to its preferred stockholders by $53.4 million. With the approval by the stockholders of an amendment to the Certificate of Incorporation, as disclosed in the Company's 1996 proxy statement, the Company will completely eliminate its preferred stock and expects to be in a stronger position to raise additional capital in the future to fund its plan of growth.

     The Company is headquartered in Houston, Texas.   At December 31, 1995,
Amerac had four employees.

RECENT DEVELOPMENTS

     On March 19, 1996, the Company filed its 1996 proxy statement which includes two significant issues to be voted on by the stockholders. The first item is an amendment to the Certificate of Designations of the Company's outstanding preferred stock. This amendment provides for the conversion of each outstanding share of the $4.00 Senior Preferred Stock ("Senior Preferred") into nine (9) shares of Common Stock. The Board of Directors has determined that it would be in the Company's best interest to eliminate the Senior Preferred for the following reasons: (i) commencing in 1997 the Company will have to start paying dividends on the Senior Preferred in cash, except in certain circumstances, which would diminish its cash available for acquisitions, (ii) if the Company misses a dividend payment, the holders of the Senior Preferred will have the right to elect 80% of the Company's Board of Directors, (iii) the terms of the Senior Preferred prohibit the Company from issuing any new preferred stock that is either pari-passu or senior to it, (iv) conversion of the Senior Preferred increases the Common Stock float in the market and (v) eliminates the liquidating value of the Preferred Stock.

     The second item included in the proxy statement is a proposal to increase the number of authorized shares of the Company's Common Stock from 50 million to 100 million. As the Company continues its acquisition efforts, shares of the Company's Common Stock may be used to enhance the Company's ability to make acquisitions and reduce risk from over leveraging with debt. The Company, for example, successfully used equity in the Fremont acquisition. Assuming the successful conversion of the Senior Preferred into 16.1 million shares of Common Stock, the Company will have, issued and outstanding, 40.5 million shares of Common Stock.

     In January 1996, the Company acquired the Common Stock of Fremont, an Oklahoma based oil and gas company, for $7 million paid in cash and 3.3 million shares of Common Stock of the Company. Fremont has 131 wells located predominately in central Oklahoma and Kansas concentrated in three major fields. Fremont's estimated net proved reserves at December 31, 1995, totaled approximately 13.4 Bcfe.

     In conjunction with the Fremont acquisitions, the Bank Credit Agreement was amended on January 16, 1996, to among other things, increase the Borrowing Base to $10.6 million with a mandatory reduction of $185,000 each month commencing February 1, 1996. At March 26, 1996, the Company had $9.7 million outstanding and had borrowing capacity of $300,000 under the Bank Credit Agreement.

     Also in January 1996, the Company announced the execution of an agreement with American Trading and Production Corporation ("Atapco") for the evaluation and development of the Company's 22,000 acre Sacatosa project. Over 35 million barrels of oil has been produced from the adjacent Sacatosa field, a shallow waterflood project. Atapco has acquired 50% of Amerac's interest in the acreage and has assumed operations.

     During the third quarter of 1995, the Company participated in the recompletion of the South Timbailer 198 A-3 well in the Buliminella I-A zone. This recompletion was performed after the Buliminella I-C zone ceased to be productive, as expected. The Company has a 23.1% net working interest (19.3 % net revenue interest) in this property. The recompletion converted 2.6 Bcf of gas reserves from proved non-producing to proved developed producing. This zone, as of March 15, 1996, was producing, net to the Company, approximately 4.0 million cubic feet of gas ("Mmcf") per day and approximately 97 barrels of oil/condensate per day.

     In October 1995, the Company acquired a portion of the Truby field located in Jones County, Texas for $650,000. This acquisition included a 320-acre lease with two producing wells and a 200-acre undeveloped lease. The additional acreage will provide the Company with both proved and probable drilling locations. Total estimated net proved reserves acquired are 119,500 barrels of oil equivalent ("BOE"). The Company acquired a 100% working interest and a 77% net revenue interest in these wells.

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

     In May 1995, the Company acquired the Myrtle B field in Loving County, Texas for $725,000. This acquisition included four producing wells and four proved undeveloped locations with total estimated proved reserves of 359,600 BOE. The Company has a 100% working interest and a 75% revenue interest in this property.

     On May 12, 1995, the Company entered into a $15 million revolving line of credit agreement with Bank One, Texas National Association ("Bank Credit Agreement"). The Bank Credit Agreement is a two-year facility with interest due monthly and principal due at May 31, 1997. The Bank Credit Agreement is secured by all of the Company's properties, and contains various restrictive covenants which may, if not met, cause the Company to be in default or reduce its access to additional borrowing. The borrowing base at December 31, 1995 was $4,000,000. At December 31, 1995, $3,547,000 was outstanding under the Bank Credit Agreement, accruing interest at the Bank One Texas Base Rate plus three-quarter percent equaling 9.25% at December 31, 1995. In conjunction with the Fremont acquisitions, the Bank Credit Agreement was amended on January 16, 1996, to among other things, increase the Borrowing Base to $10.6 million with a mandatory reduction of $185,000 each month commencing February 1, 1996.

     In April 1995, the Company acquired the Cosden Field in Bee County, Texas for $2.9 million. This field produces from three wells and the net proved reserves were 4.6 Bcfe. The Company has a 68% working interest and a 52% revenue interest in the property.

     In December 1995, the Company sold its interest in the Northwest Arapahoe field in Colorado for $1.0 million to the operator. This was a waterflood project that, in the Company's view, had no future development potential. This property was sold for substantially more than its book value resulting in a $0.7 million gain on sale.

     In March 1995, the Company offered to exchange, one share of its Senior Preferred, with a stated value of $4.00 per share, par value $1.00 per share and an initial dividend rate of $.36 per share, and 2.5 shares of Common Stock (the "Exchange Offer") for each outstanding share of the Company's $2.25 Convertible Exchangeable Preferred Stock ("Old Preferred "), which carried a stated value of $25.00 per share and a dividend rate of $2.25 per share. At the time of the Exchange Offer, the Company had dividends in arrears on the Old Preferred of approximately $14.4 million and the Old Preferred carried a liquidation preference of approximately $45.6 million. The Exchange Offer was approved by the holders of a majority of the Common Stock and by approximately 90 % of the holders of Old Preferred. As a result, 1,634,305 shares of Old Preferred were exchanged for 1,634,305 shares of Senior Preferred and 4,079,049 shares of Common Stock. Holders of Old Preferred that did not exchange received 2.5 shares of Common Stock for each share of Old Preferred not exchanged, resulting in the issuance of 470,677 shares of Common Stock. This Exchange Offer eliminated all Old Preferred and related dividend arrearages.

     At the date of the Exchange Offer, the Company discounted the Senior Preferred by an amount which would yield an effective dividend rate of 15% during the initial years while the stated dividend rate is 9.0%. Accordingly, the Company credited retained earnings and debited additional paid in capital for approximately $1.4 million representing the discount amount. The discounted amount is being amortized over a five year period and does not effect current period income or loss, except for net income (loss) applicable per common share.

     The Senior Preferred provides, among other things, the Company the option to pay the quarterly dividends, which commenced January 1, 1995, for the first two years in either cash or additional shares of Senior Preferred. The Company currently plans to pay these dividends in shares of Senior Preferred. The Company issued 152,042 shares of Senior Preferred for 1995 dividends.
Beginning January 1, 1997, the Company has, under certain conditions, the option to pay the dividends in cash or Common Stock. The annual dividend rate increases from $.36 per share to $.60 at January 1, 2000. The Company has the option of redeeming the Senior Preferred at face value at anytime. If the Company fails to pay a quarterly dividend on the Senior Preferred, then the holders of the Senior Preferred have the right to elect 80 % of the Board of Directors.

     At the 1996 annual meeting of stockholders, the Company will be submitting to its stockholders a proposal to amend its Certificate of Designations of the Senior Preferred, to provide for the conversion of each outstanding share of the Senior Preferred into nine (9) shares of Common Stock.


SIGNIFICANT OIL AND GAS PURCHASERS

     Oil sales are made on a day-to-day basis or under a short-term contract at approximately the current area posted price. The loss of any oil purchaser would not be expected to have an adverse effect upon the Company's operations. Following is a listing of significant oil purchasers during the three-year period ended December 31, 1995, and the approximate percentage of oil revenue derived from each:


PURCHASERS                                    PERCENT
- ----------                          -------------------------
                                       1993      1994    1995
                                       ----      ----    ----

Essex Refining Company                  33         -       -
Marathon                                32        55      34
TEMCO Liquids Company                   19        16      11
Union Pacific Fuels, Inc.                9        10      15
Sun Refining & Marketing Company         -        13      31


     A majority of the Company's natural gas is sold pursuant to short-term contracts at prices which fluctuate at a premium to the spot market. Under the term of the contract, the gas purchasers may elect to purchase less gas than the wells are able to produce, and the Company may be unable to sell the excess production to other purchasers. Following is a listing of the significant natural gas purchasers during the three-year period ended December 31, 1995, and the approximate percentage of natural gas revenues derived from each:

                                    PERCENT
                                    -------
PURCHASERS                    1993   1994    1995
- ----------                    ----   ----    ----

TEMCO Liquids Company           83    77       39
MG Natural Gas Corporation       -     -       18


     There are no other customers of the Company which individually accounted for more than 10% of the Company's revenues during the three years ended December 31, 1995.

OIL AND GAS OPERATIONS

     The following tables set forth information with respect to Amerac's properties and drilling and production activities.

     As used in these tables, "Gross" refers to the total acres or wells in which Amerac has an interest; "Net" as it applies to acres or wells refers to gross acres or wells multiplied by the percentage interest owned by Amerac; "producing wells" include all wells estimated by independent petroleum engineers to be wells capable of economic production, including shut-in wells; "Mcf" refers to one thousand cubic feet of natural gas; "MMcf" refers to one million cubic feet of natural gas; "Bbl" refers to one barrel of crude oil or other liquid hydrocarbons; "BOE" refers to one barrel of crude oil on an equivalent basis using a 6 Mcf to 1 Bbl gas to oil conversion ratio; and "Mbbl" refers to one thousand barrels of crude oil or other liquid hydrocarbons.

     Oil and Gas Acreage.  The following table sets forth Amerac's acreage
     -------------------
position at December 31, 1995:


                                DEVELOPED           UNDEVELOPED
                                ---------           -----------
                              GROSS     NET        GROSS    NET
                           ---------  -------      ------  ------
     Colorado                  2,310      709       3,463     973
     Kansas                      640      224           -       -
     Texas                     3,680    1,901       2,205   1,227
     Utah                      2,160      191      18,084   4,586
     Wyoming                   2,473    1,041      14,079   3,522
     Offshore Louisiana        6,328    1,463           -       -
                              ------    -----      ------  ------
               Totals         17,591    5,529      37,831  10,308
                              ======    =====      ======  ======


     Productive Wells.  This table sets forth both the gross and net productive
     ----------------
wells at December 31, 1995.


                             GROSS                         NET
                     -----------------------     -------------------------
                                     SHUT-IN                       SHUT-IN
                     OIL     GAS      GAS        OIL       GAS       GAS
                     ---     ---     -------     ---       ---     -------

     Colorado         3       2         -         1.1      0.6         -
     Kansas           -       1         -           -      0.3         -
     Wyoming          1       -         -         0.1        -         -
     Utah             3       -         -         0.1        -         -
     Texas           12      13         2         8.7      5.2       1.0
     Offshore-
       Louisiana      -       3         3           -      0.6       0.6
                     --      --         -        ----      ---       ---
             Totals  19      19         5        10.0      6.7       1.6
                     ==      ==         =        ====      ===       ===


     Drilling Activity.  The following table sets forth the results of drilling
     -----------------
activities for the year ended December 31, 1993, 1994 and 1995.


                            GROSS WELLS             NET WELLS
                      ----------------------  ----------------------
                      TOTAL PRODUCTIVE  DRY   TOTAL  PRODUCTIVE  DRY
                      ----- ----------  ---   -----  ----------  ---
1993     Exploratory    1        1       -     0.3       0.3      -
         Development    -        -       -       -         -      -
1994     Exploratory    4        4       -     1.6       1.6      -
         Development    -        -       -       -         -      -
1995     Exploratory    -        -       -       -         -      -
         Development    1        1       -     0.8       0.8      -


TITLE TO PROPERTIES
- -------------------

     Customarily in the oil and gas industry, only a perfunctory title examination is conducted at the time properties believed to be suitable for drilling operations are first acquired. Prior to commencement of drilling operations, a thorough drill site title examination is normally conducted, and curative work is performed with respect to significant defects.

PRODUCTION
- ----------

     The following table shows, for the periods indicated, net production and revenues and average prices received by the Company per Bbl of crude oil and per equivalent Mcf.


                                               YEAR ENDED DECEMBER 31,
                                     -------------------------------------------
                                      1995     1994     1993     1992     1991
                                     -------  -------  -------  -------  -------

Net Production
 Crude oil and condensate (Mbbls)        127       95      112      233      393
 Natural gas (Mmcf)                    1,349    1,332    1,467    5,425    9,125
 Equivalent MMcfe                      2,111    1,902    2,139    6,823   11,483
 Equivalent MBOE                         352      317      357    1,137    1,914

Revenues (thousands)
 Crude oil and condensate             $2,146   $1,449   $1,626  $ 4,345  $ 7,655
 Natural gas                           2,182    2,676    2,753    8,810   14,080
                                      ------   ------   ------  -------  -------
  Total                               $4,328   $4,125   $4,379  $13,155  $21,735
                                      ======   ======   ======  =======  =======

Average price
 Crude oil and condensate ($/Bbl)     $16.53   $15.25   $14.52  $ 18.64  $ 19.48
 Natural gas ($/Mcf)                    1.62     2.01     1.88     1.62     1.54
 Per equivalent Mcfe                    2.05     2.17     2.05     1.93     1.89
 Per equivalent BOE                    12.29    13.01    12.27    11.57    11.36

Average production costs
 Per equivalent Mcfe                  $  .53   $  .47   $  .48  $   .44  $   .44
 Per equivalent BOE                     3.15     2.82     2.87     2.61     2.63


COMPETITION

          The oil and gas acquisition market is highly competitive and, thus, the opportunities for high rates of return on investment are limited. The price paid for in-place oil and gas reserves is highly dependent on the forecasted oil and gas price, which historically has been very volatile (see Price Volatility). Many companies, with which the Company competes, possess resources far greater than those of the Company.

          The marketing of oil and gas is affected by a number of factors which are beyond the control of the operators of the properties, the effect of which cannot be accurately predicted. These factors include crude oil imports, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels, and other matters affecting the availability of a ready market, such as fluctuating supply and demand.

PRICE VOLATILITY

          The revenues generated by the Company are highly dependent upon the prices of oil and natural gas. Approximately

60% of the Company's future gross revenues attributable to its proved reserves as of December 31, 1995, is from natural gas based on an average price of approximately $2.14 per Mcf, and the balance of such revenues is from oil based on an average price of approximately $17.98 per barrel. In the past five years the Company's annual average sales price for natural gas has ranged from $1.62 per Mcf in 1995 to a low of $1.54 in 1991, and its annual average sales price for oil has ranged from a low of $14.52 in 1993 to a high of $19.48 per barrel for 1991. Various factors beyond the control of the Company will continue to affect oil and gas prices. (See Management's Discussion and Analysis for other disclosures regarding oil and gas prices.)

REGULATION

          The Company's operations are affected in various degrees by political developments, federal and state laws and regulations. In particular, oil and gas production operations and economics are affected by price controls, tax and other laws relating to the petroleum industry, by changes in such laws and by constantly changing administrative regulations and the interpretation and application of such rules and regulations.

          Environmental Laws.  The Company's activities are subject to existing
          ------------------
federal and state laws and regulations governing environmental quality and pollution control. Such laws and regulations may substantially increase the costs of exploring for, developing or producing oil and gas and may prevent or delay the commencement or continuation of a given operation. In the opinion of the Company's management, its operations comply with all applicable environmental laws and regulations; the laws and regulations have had no material effect on the Company's operations; and the cost of such compliance has not been material. Since most of the Company's properties are operated by other companies, the Company relies on the operator to comply with environmental laws.

          General.  In most, if not all, areas where the Company conducts
          -------
activities, there are statutory provisions regulating oil and gas drilling and production. Such statutes and regulations promulgated thereunder require permits for drilling operations, drilling bonds and reports to be filed concerning operations and production from oil and gas wells. Many jurisdictions restrict production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from the Company's properties. Some jurisdictions have enacted statutes prescribing ceiling prices for gas sold therein.

TAXATION

          The Company's oil and gas operations are affected by certain provisions of the Internal Revenue Code of 1986, as amended, applicable to the petroleum industry. Current law permits the Company to deduct currently, rather than capitalize, intangible drilling and development costs ("IDC") incurred or borne by it. The Company, as an independent producer, is also entitled to a deduction for percentage depletion with respect to the first 1,000 barrels per day of domestic crude oil (and/or equivalent units of domestic natural gas) produced by it (if such percentage depletion exceeds cost depletion).
Generally, this deduction is 15% of gross income from an oil or gas property, without reference to the taxpayer's basis in the property. Beginning in 1991, percentage depletion may not exceed 100% of the taxable income from any property (computed without allowance for depletion), and is limited in the aggregate to 65% of the Company's taxable income. Any depletion disallowed under the 65% limitation, however, may be carried forward indefinitely.

          The Company has accumulated a substantial net operating loss ("NOL") carryforward. In determining the amount of NOL available after an "ownership change," the use of a loss corporation's carry forwards is limited annually to a prescribed rate times the value of the loss corporation's stock immediately before the ownership change. In general, an ownership change occurs if ownership of more than 50% in value of the stock of the loss corporation changes during the three-year period preceding the test date. Under federal tax law, the amount and availability of loss carryforwards are subject to a variety of interpretations and restrictive tests applicable to the Company. Under the Code, the utilization of such loss carryforwards could be limited or effectively lost upon certain changes in ownership. Application of these and other tests requires certain factual determinations and legal interpretations as to which there is little or no guidance. The Company believes it is presently limited to $11.0 million per taxable year of NOL utilization relating to losses incurred prior to the ownership change in December, 1989 (see Note 5 to the Consolidated Financial Statements). Any unused NOL utilizations accumulate for use in subsequent taxable years, subject to the 15-year limitation on NOLs. In addition, any losses occurring in years after the ownership change are added (without limitation) to arrive at the amount of NOL available for use in any post change year. Subsequent additional ownership changes could result in adjustments to the annual limitation amount. The Company at December 31, 1995, had a total NOL carryforward of approximately $201 million for regular tax purposes and approximately $174 million for alternative minimum tax purposes. The amount available for use for 1996 is approximately $115 million ($105 million for alternative minimum tax purposes). See Note 5 to the Consolidated Financial Statements for additional tax disclosures.

ESTIMATED NET QUANTITIES OF PROVED OIL AND GAS RESERVES AND PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

          The Company's domestic net proved oil and gas reserves have been prepared by the Company and audited by Ryder Scott Company as of December 31, 1994 and 1995 and prepared by Netherland, Sewell and Associates, Inc. as of December 31, 1993. See Note 10 to the Consolidated Financial Statements for disclosure of reserve amounts.

ITEM 2. PROPERTIES
- ------------------

          The Company is committed to various lease contracts for office space and miscellaneous office equipment expiring at various intervals through 1997 with total minimum payments aggregating $114,000 at December 31, 1995. The minimum annual rental commitments are $72,000 for 1996 and $42,000 for 1997. A portion of this obligation is offset by a sublease with aggregate future receipts of $76,000 over the term of the sublease.

          See Item 1. Business - Oil and Gas Acreage, Productive Wells and Estimated Net Quantities of Proved Oil and Gas Reserves and Present Value of Estimated Future Net Revenues for other properties.

ITEM 3. LEGAL PROCEEDINGS
- -------------------------

          In February 1995, Geodyne Resources, Inc. ("Geodyne") filed an Original Third-Party Petition naming the Company as a third-party defendant.
The claim arose out of a settlement of a 1986 accident by Union Pacific Resources Company ("UPRC"), operator of a property in Summit County, Utah. UPRC subsequently sued Geodyne for a proportionate share of the lawsuit settlement involving the 1986 well accident. Geodyne purchased the property from the Company in 1988 and is claiming that the Company is liable under the indemnity provisions of the 1988 Purchase and Sale Agreement between the Company and Geodyne. The amount of the claim against the Company is approximately $176,000. The Company has filed a general denial and is reviewing this matter with its insurance carriers and counsel. The Company has been indemnified for any shortfall in the insurer's payment on the claim.

          The Company is not currently a party to any other litigation which would have a material impact on its financial statements. However, due to the nature of its business, certain legal or administrative proceedings arise in the ordinary course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -----------------------------------------------------------

          The Company had no matters submitted to security holders for vote in the fourth quarter of 1995.

                                  PART II

ITEM 5. MARKET FOR THE COMMON STOCK AND RELATED MATTERS
- -------------------------------------------------------

PRICE RANGE OF COMMON STOCK

          The Company's securities currently are traded on the "Pink Sheets" on the over-the-counter market and the Boston Stock Exchange. At March 1, 1996, there were approximately 6,000 holders of record of the Common Stock.

          During the past three years, trading of the Common Stock has been extremely limited. The following table sets forth the reported high and low sales prices on the Boston Stock Exchange for 1993 and 1994 and the reported high bid and low offer prices quoted by National Quotations Bureau, Inc. for 1995.


                   PRICES
                   ------
                    HIGH    LOW
                   ------  -----

1993
 First Quarter       $.06   $.02
 Second Quarter       .06    .01
 Third Quarter        .06    .02
 Fourth Quarter       .06    .03

1994
 First Quarter        .13    .02
 Second Quarter       .13    .06
 Third Quarter        .11    .06
 Fourth Quarter       .16    .06

1995
 First Quarter        .20    .03
 Second Quarter       .35    .08
 Third Quarter        .22    .08
 Fourth Quarter       .22    .08


COMMON STOCK DIVIDENDS

          The Company has not paid any Common Stock dividends since its organization, and it is not contemplated that it will pay such dividends in the foreseeable future. The Company's ability to declare and pay dividends on Common Stock is restricted under certain conditions under the Certificate of Designations defining the provisions of the Senior Preferred and its bank loan agreement.

ITEM 6. SELECTED FINANCIAL DATA
- -------------------------------

          The following table sets forth five year selected financial data:


                                                       YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------
                                            1995     1994      1993      1992      1991
                                            ----     ----      ----      ----      ----
                                           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Income statement data:
    Total operating revenues
   (excluding interest income)            $ 4,328   $ 4,128   $ 4,555   $13,263   $ 21,769
  Exploration expenses, including
   dry hole costs and impairment
   of unproved properties                     246       345       851     3,911      3,527
  Gain (loss) on sale of properties           850      (102)    2,322     1,691         23
  Income (loss) before
   extraordinary items                        208       272       862    (4,550)    (9,630)
  Extraordinary items                           -         -     3,731         -          -
  Net income (loss)                           208       272     4,593    (4,550)    (9,630)

  Net income (loss) applicable to
   common stockholders                       (599)   (3,828)      493    (8,670)   (13,750)

Net income (loss) per common share
  Loss before extraordinary items           $(.03)    $(.24)  $  (.20)    $(.55)     $(.88)
  Extraordinary items                           -         -       .23         -          -
                                          -------   -------   -------   -------   --------

 Net income (loss) per common share         $(.03)    $(.24)  $   .03     $(.55)     $(.88)
                                          =======   =======   =======   =======   ========

  Average share outstanding:               19,594    15,884    15,877    15,757     15,670

  Net cash flow provided by operations    $   643   $ 1,059   $   784   $ 8,963   $ 15,553

Balance sheet data:
  Oil and gas properties, net of
   accumulated depreciation,
   depletion and amortization             $ 8,594   $ 5,059   $ 4,494   $10,081   $ 23,790
  Total assets                             11,194     9,162    10,763    16,137     35,816
  Long-term obligations                     4,594       542     4,027     3,997     12,896
  Preferred dividends                         807         -         -         -      1,030
  Stockholders' equity                      5,994     5,754     5,482       888      5,400


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------------------------------------------------------------------------------
        OF OPERATIONS
        -------------


       With the exception of historical information, the matters discussed herein are forward-looking statements that involve risk and uncertainties including, but not limited to, oil and gas price fluctuations, economic conditions, interest rate fluctuations, the regulatory and political environments and other risk indicated in filings with the Securities and Exchange Commission.


CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

HISTORICAL OVERVIEW

LIQUIDITY ISSUES

     The Company has improved its overall financial condition in the last three years through restructuring its equity and its financing capabilities with its bank. The Company however, must continually seek additional sources of financing in order to support its acquisition activities. The Company as a result of its 1995 acquisition activities has improved the overall reserve to production ratio of its properties from 5.7 years to 6.7 years. The Company financed these acquisitions, including the Fremont acquisition, through the use of working capital, bank borrowings and equity. The Company intends to continue this process to add stockholder value. The Company's planned capital expenditure for development and exploration in 1996 is approximately $5.5 million. The Company currently plans to utilize internally generated cash flows and bank financing to support this activity together with other types of financing, which may be more expensive, such as mezzanine, production payments and additional equity financing. However, there is no assurance that the Company will be successful in obtaining such additional financing. At this date, the Company has essentially fully utilized its bank financing capabilities and therefore future bank borrowings will be limited by its additions to its borrowing base. Management believes the cash flow from opertions, cash on hand and bank borrowings will be sufficient to fund its planned capital expenditures and bank repayments during 1996.

     To provide additional capital for the Company to utilize in its acquisition and exploitation program, the Company may seek to sell additional equity. The market for the Company's equity is competitive and, due to the size of the Company, the results of any such offering may not be successful. Without such additional capital, the growth rate of the Company may be restricted. Also, the sale of additional equity and the utilization of equity in acquisitions may further limit the Company's utilization of its tax net operating loss carry forward.

RECENT DEVELOPMENTS

     On March 19, 1996, the Company filed its 1996 proxy statement which includes two significant issues to be voted on by the stockholders. The first item is an amendment to the Certificate of Designations of the Company's outstanding preferred stock. This amendment provides for the conversion of each outstanding share of the Senior Preferred into nine (9) shares of Common Stock. The Board of Directors determined that it would be in the Company's best interest to eliminate the Senior Preferred for the following reasons: (i) commencing in 1997 the Company will have to start paying dividends on the Senior Preferred in cash except in certain circumstances, which diminishes cash available for acquisitions, (ii) if the Company misses a dividend payment, the holders of the Senior Preferred will have the right to elect 80% of the Company's Board of Directors, (iii) the terms of the Senior Preferred prohibit the Company from issuing any new preferred stock that is either pari-passu or senior to it, (iv) conversion of the Senior Preferred into Common Stock will increase the Common Stock float in the market and (v) eliminate the liquidating value of the Senior Preferred.

     The second item included in the proxy statement is a proposal to increase the number of authorized shares from 50 million to 100 million. As the Company continues its acquisition efforts, shares of the Company's Common Stock may be used to enhance the Company's ability to make acquisitions and reduce risk from over leveraging with debt. The Company, for example, successfully used equity in the Fremont acquisition. Assuming the successful conversion of the Senior Preferred, the Company will have, issued and outstanding 40.5 million shares of Common Stock.

     On May 12, 1995, the Company entered into a $15 million revolving line of credit agreement with BankOne, Texas National Association ("Bank Credit Agreement"). The Bank Credit Agreement is a two-year facility with interest due monthly and matures at May 31, 1997. The Bank Credit Agreement is secured by all of the Company's properties, and contains various restrictive covenants which may, if not met, cause the Company to be in default or reduce its access to additional borrowing. The borrowing base at December 31, 1995 was $4,000,000. At December 31, 1995, $3,547,000 was outstanding under the Bank Credit Agreement, accruing interest at the BankOne Texas Base Rate plus three-quarter percent equaling 9.25% at December 31, 1995. In conjunction with the Fremont acquisition, the BankOne Credit Agreement was amended on January 16, 1996, to among other things, increase the Borrowing Base to $10.6 million with a mandatory reduction of $185,000 each month commencing February 1, 1996. See Note 3.

FUTURE STRATEGY

     With consummation of the Exchange Offer and the conversion of the Senior Preferred takes place, the Company expects to be in a better position to raise new capital. The Company plans to concentrate initially on acquisitions where a substantial portion of the value is in proved developed producing reserves which are currently generating cash flow. Management is relatively impartial as to the acquisition of gas versus oil. Although management would prefer operatorship of the properties, they do not intend to pass up any opportunities for that reason. At this point, the Company has not restricted itself to seeking acquisitions in specific geographical regions.

     Along with the acquisition of properties, the Company will look for ways to exploit existing and acquired reserves by increasing production rates, accelerating reserve recoveries and improving and extending the economic viability of the properties. Exploitation activities may include workovers, recompletions, new stimulation technology, development drilling, horizontal drilling, pressure maintenance projects, and other methods of enhanced recovery.

     While the Company is actively pursuing these avenues, there can be no assurance that it will have successful results in its acquisition, exploitation and exploration efforts. There is a tremendous amount of competition in the industry and the prices paid for in-place reserves make it difficult to achieve attractive rates of return.

ACQUISITIONS OF ASSETS

     In January 1996, the Company acquired Fremont, an Oklahoma based oil and gas company for $7 million paid in cash and 3.3 million shares of the Company's Common Stock. Fremont has 131 wells located predominately in central Oklahoma and Kansas concentrated in three major fields. Fremont's estimated net proved reserves at December 31, 1995 totaled approximately 13.4 Bcfe.

     Also in January 1996, the Company announced the execution of an agreement with Atapco for the evaluation and development of the Company's 22,000 acre Sacatosa project. Over 35 million barrels of oil has been produced from the Sacatosa field, a shallow waterflood project. Atapco has acquired 50% of Amerac's interest in the acreage and has assumed operations.

     In October 1995, the Company acquired a portion of the Truby field located in Jones County, Texas for $650,000. This acquisition included a 320-acre lease with two producing wells and a 200-acre undeveloped lease. The additional acreage will provide the Company with both proved and probable drilling locations. Total estimated net proved reserves acquired are 119,500 BOE. The Company acquired a 100% working interest and a 77% net revenue interest in these wells.

     In May 1995, the Company acquired the Myrtle B field in Loving County, Texas for $725,000. This acquisition included four producing wells and four proved undeveloped locations with total estimated proved reserves of 359,600 BOE. The Company has a 100% working interest and a 75% revenue interest in the property

     In April 1995, the Company acquired the Cosden field in Bee County, Texas for $2.9 million. This field produces from three wells and the net proved reserves were 4.6 Bcfe. The Company has a 68% working interest and a 52% net revenue interest in the property.

     For pro forma effect of these acquisitions see Note 9.

SALE OF OIL AND GAS PROPERTIES

     In December 1995, the Company agreed to sell its interest in the Northwest Arapahoe field in Colorado for $1.0 million to the operator. This was a waterflood project that had no future development potential. This property was sold for substantially more than its book value resulting in a $0.7 million gain on sale.



1995 SOURCES AND USES OF CASH

     During 1995, the Company received $643,000 from operations, $140,000 from the sale of producing properties and borrowed $3.5 million. The Company's primary uses of cash were $5.5 million for the acquisition of oil and gas properties, $1.9 million to repay subordinated debt and $94,000 for other property leaving a net use of cash for the year of $3.3 million and a cash balance at December 31, 1995 of $144,000.

1996 CAPITAL REQUIREMENTS

     During 1996, the Company will require funds for continuing the Company's acquisition and development program. The Company's planned capital expenditures for development and exploration in 1996, is approximately $5.5 million. The Company plans to fund acquisition and development with existing cash, cash flow from operations and bank debt, using any acquired properties, as well as existing properties as collateral. At March 26, 1996, the Company had $9.7 million outstanding under its Bank Credit Agreement and has borrowing capacity of $300,000 thereunder. The Company may also issue equity as either part of an acquisition or in order to raise additional capital. The Company may also raise additional capital from other forms of financing such as bank, mezzanine, production payments and equity financing. However, there is no assurance that the Company will be successful in obtaining such additional financing. The Company plans to continue paying the dividends during 1996 on the Senior Preferred in kind.

RESULTS OF OPERATIONS

     1995 COMPARED WITH 1994

     Operations for 1995 resulted in net income of $208,000 (a loss of $.03 applicable per common share) as compared to net income of $272,000 (a loss of $.24 applicable per common share) for the comparable period in 1994. The increase in net income resulted principally from a net gain on sales of various producing properties and other assets totaling $850,000 as opposed to a $102,000 loss on sales in 1994. This increase in revenues in 1995 versus 1994 was affected by the recognition of a gain in 1994 related to the settlement of contractual obligations (see Note 6 to the consolidated Financial Statements) in the amount of $474,000, reduction of interest income and increases in expenses, except exploration expenses and administrative expenses which were constant.

     Oil and gas revenues increased from $4.1 million in 1994 to $4.3 million in 1995 as a result of increases in both oil and gas production. Average price for the year increased for oil from $15.25 per barrel in 1994 to $16.53 per barrel for 1995 and the average price for natural gas decreased from $2.01 per Mcf for 1994 to $1.62 per Mcf for 1995. Oil production increased to 348 barrels per day in 1995 from approximately 260 barrels per day in 1994 and gas production increased from approximately 3.6 million cubic feet of gas per day in 1994 to
3.7 million cubic feet of gas per day for the comparable period in 1995.

     The most significant increase in total revenue related to the gain or loss on sale of properties. During 1994, the Company recorded a loss of $102,000 from the sale of property, primarily warehouse inventories and other small items. During 1995, the Company recognized a $850,000 gain on sales of properties, $736,000 related to Northwest Arapahoe and a $106,000 gain on the sale of Riley Ridge Properties.

      Lease operating expenses increased from $894,000 during 1994 to $1.1 million during 1995 as a result of acquisition activity and workover expense. Exploration expenses decreased from $345,000 during 1994 to $246,000 for 1995 as the Company discontinued substantially all of its exploration activities. The 1995 expenses are related to 3D seismic for field extension for the North Blackwell Field.

     Depreciation, depletion and amortization also increased from $1.2 million during 1994 to $1.7 million during 1995 due to both an increase in overall production and investment in oil and gas properties and the downward revisions to reserves, primarily at South Timbalier 198, offshore Louisiana (see Note 10 to the Consolidated Financial Statements for a reconciliation of the reserves from year to year). Administrative expenses remained relatively constant.

     Interest expense increased from $229,000 in 1994 to $237,000 in 1995 as the Company's debt increased due to acquisitions made using the Bank Credit Agreement, which had an outstanding balance of $3.5 million at year end 1995.


     1994 COMPARED WITH 1993

     Operations for 1994 resulted in net income of $272,000 (a loss of $.24 applicable per common share) as compared to net income of $4.6 million ($.03 applicable per common share) for the comparable period in 1993. The decrease in net income resulted from a $3.7 million extraordinary gain in 1993 and a decline in total revenues (total decrease of $2.3 million), partially offset by a decrease in total expenses (total decrease of $1.7 million). Additionally, the Company recognized a $474,000 gain in 1994 relating to the settlement of contractual obligations (see Note 6 to the Consolidated Financial Statements).

          Oil and gas revenues decreased slightly from $4.4 million in 1993 to $4.1 million in 1994 as a result of declines of both oil and gas production. Average prices for the year increased for both products with oil increasing from $14.52 per barrel in 1993 to $15.25 per barrel for 1994 and the average price for natural gas increased from $1.88 per Mcf for 1993 to $2.01 per Mcf for 1994. The gas price increased due to the recovery of $289,000 by El Paso Natural Gas Company of gas at $3.25 per Mcf relating to a gas contract settlement made in 1988. Without these gas sales, the price would have remained relatively constant from year to year. However, even with the increase in the sales price, the total revenue declined as oil production declined from over 300 barrels per day in 1993 to approximately 260 barrels per day in 1994 and gas production declined from approximately 4 million cubic feet of gas per day in 1993 to 3.6 million cubic feet of gas per day for the comparable period in 1994.

          The most significant decline in total revenue related to the gain or loss on sale of properties. During 1993, the Company recognized $2.3 million on the sale of properties relating to the sale of Colorado properties and the settlement of the offshore facility financing with Union Pacific Resources. During 1994, the Company recorded a loss of $102,000 from the sale of property, primarily warehouse inventories and other small items.

          The Company realized savings in all categories of expenses. Lease operating expenses declined from $1.0 million during 1993 to $894,000 for 1994, primarily as a result of the exchange of three offshore blocks for the offshore facility financing obligation during 1993. Exploration expenses decreased from $851,000 during 1993 to $345,000 for 1994 as the Company disposed of its exploration subsidiary, Lance Exploration, in July, 1994 and discontinued substantially all of its exploration activities.

          Depreciation, depletion and amortization also declined from $1.6 million during 1993 to $1.2 million during 1994 due to both a decrease in overall production and the upward revisions to reserves, primarily at South Timbalier 198, offshore Louisiana (see Note 10 to the Consolidated Financial Statements for a reconciliation of the reserves from year to year). Administrative expenses also decreased from $2.1 million in 1993 to less than $1.8 million during 1994 relating to further cost reductions and the discontinuation of the exploration program and the sale of Lance Exploration.

          Interest expense also declined from $581,000 to $229,000 as the Company continued to pay down its debt obligations by retiring additional subordinated debt and the settlement and elimination of the offshore facility financing during 1993. Total interest bearing debt at December 31, 1994 included only the $50,000 of bank debt and $1.9 million of subordinated debt due in May, 1995.

NEW ACCOUNTING STANDARDS

          In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which is effective for fiscal years beginning after December 15, 1995. Effective January 1, 1996, the Company will adopt SFAS 121 which requires that long-lived assets (i.e., property, plant and equipment) held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will be measured as the difference between the net book value of the assets and the estimated fair value of the related assets. SFAS 121 requires that assets be grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other group of assets. The Company does not expect any material impact upon adoption of SFAS 121 in the first quarter of 1996.

          In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective for fiscal years beginning after December 15, 1995. Effective January 1, 1996, the Company will adopt SFAS 123 which establishes financial accounting and reporting standards for stock based employee compensation plans. The pronouncement defines a fair-value based method of accounting for an employee stock option or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic-value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to remain with the accounting as prescribed by APB 25 must make proforma disclosures of net income and earnings per share as if the fair-value based method of accounting defined in SFAS 123 had been applied. The Company will continue to account for stock-based employee compensation plans under the intrinsic method pursuant to APB 25 and will make the disclosures in its footnotes as required by SFAS 123.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ---------------------------------------------------

          The information required by Item 8 is set forth in the Report of Independent Accountants and Consolidated Financial Statements included herein following the signature page hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

        None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
- --------------------------------------------------------

          The executive officers of the Company are elected annually by the Board of Directors at its first meeting held following the annual meeting of stockholders, or as soon thereafter as necessary and convenient in order to fill vacancies or newly created offices. Each executive officer holds office until his death, resignation or removal or until his successor is duly elected and qualified. Any executive officer elected or appointed by the Board of Directors may be removed by the Board of Directors whenever in its judgment the best interests of the Company will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed.

          The names of the members of the Board of Directors and Executive Officers of the Company, their ages and the dates of their employment or the dates they became Directors are set forth below.

                                                                                 EMPLOYED    DIRECTOR
     NAME               AGE          POSITION HELD WITH THE COMPANY               SINCE        SINCE
     ----               ---          -----------------------------               --------    --------
/1/Thomas J. Edelman     45  Chairman of the Board                                   -        1992
Jeffrey B. Robinson      51  Director, President and Chief Executive Officer      1994        1994
Jeffrey L. Stevens       47  Director, Senior Vice President-
                             Chief Financial Officer and Secretary                1974        1992
Michael L. Harvey        48  Director                                                -        1995
William P. Nicoletti     50  Director                                                -        1995
Kenneth R. Peak          50  Director                                                -        1995
Richard J. Savoie        49  Vice President - Engineering                         1994           -


/1/ Mr. Edelman has informed the Board of directors he will not stand for re-election at the next annual meeting due to time constraints of his other business activities.

          Thomas J. Edelman has been a director since December 1992. In 1981, Mr. Edelman founded a predecessor of Snyder Oil Corporation ("SOCO") where he is currently a director and President . Prior to 1981, he was a Vice President of the First Boston Corporation. From 1975 through 1980, Mr. Edelman was with Lehman Brothers Kuhn Loeb Incorporated. Mr. Edelman received his Bachelor of Arts Degree from Princeton University and his Masters Degree in Finance from the Harvard University Graduate School of Business Administration. Mr. Edelman serves as Chairman of the Board, President and Chief Executive Officer of Patina Oil and Gas Corporation, a company being formed to consolidate SOCO's Wattenberg assets with Gerrity Oil & Gas Corporation, and is a director of Command Petroleum Limited. In addition, Mr. Edelman serves as a director of Petroleum Heat & Power Co., Inc., a Connecticut-based fuel oil distributor, and its affiliate Star Gas Corporation. Mr. Edelman is also Chairman of Lomak Petroleum, Inc.

          Jeffrey B. Robinson was appointed in July 1994 as President and Chief Executive Officer and was elected to the Board of Directors at that time. Prior to joining the Company, Mr. Robinson was Vice President of Engineering and Operations with Amax Oil & Gas, Inc. from 1982 to 1994.

          Jeffrey L. Stevens, has been a director since January 7, 1992 and is Senior Vice President-Chief Financial Officer and Secretary. Since May, 1991, Mr. Stevens has also been President and Chief Executive Officer of Petroleum Financial, Inc. ("PFI"). Mr. Stevens joined the Company in 1974.

          Michael L. Harvey has been a director since March 1995. Since 1987, Mr. Harvey has also been Chairman and Chief Executive Officer of the Gulfstar Companies. The Gulfstar Companies explore for and develop oil and gas exclusively in the Gulf of Mexico. Mr. Harvey is also a director of Black Diamond Exploration Corporation, a privately-owned onshore exploration company focused upon exploration and development in South Texas. Mr. Harvey also serves on the advisory board of Texas A&M University College of Business.

          William P. Nicoletti has been a director since March 1995. Mr. Nicoletti is Managing Director of Nicoletti & Company, Inc., a private New York-based investment banking firm he founded in 1991. Previously, Mr. Nicoletti was a Managing Director and head of the Energy and Natural Resources Group of Paine Webber Incorporated. He is a director of Star Gas Corporation, a Stamford, Connecticut-based propane gas distributor and StatesRail L.L.C., a Dallas, Texas-based short line railroad holding company.

          Kenneth R. Peak has been a director since March 1995. Since 1990, Mr. Peak has also been the President of Peak Enernomics, Incorporated, a company engaged in consulting activities in the oil and gas industry. Mr. Peak is a Director of NL Industries, Inc., a leading manufacturer of titanium dioxide, Hogan Energy LLC, a privately held oil and gas company and Fibrebond Corporation, a private company engaged in the manufacturing of telecommunication shelters and prison systems. Mr. Peak also serves on the management committee of the College of Arts and Sciences at Ohio University.

          Richard J. Savoie joined the Company in August 1994, as Vice President of Engineering. Prior to joining the Company, Mr. Savoie was Director of Engineering from 1988 to 1994 with Amax Oil & Gas, Inc. The principal business address of Mr. Savoie is at the Company's Executive Offices.

          The entire Board of Directors serves on a year-to-year basis, and the Executive Officers serve at the discretion of the Board of Directors.

BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

          The Board of Directors held six (6) meetings during the year ended December 31, 1995. All directors attended all such Board of Directors meetings, with the exception of Mr. Harvey, who attended all but two meetings in 1995.

          The Audit Committee of the Board of Directors is responsible for, among other things, recommending the appointment of the independent public accountants and reviewing their compensation; assuring that proper guidelines are established for the dissemination of financial information; meeting periodically with the independent accountants, the Board of Directors and certain officers of the Company and its subsidiaries to assure the adequacy of internal controls and reporting; reviewing consolidated financial statements and performing any other duties or functions deemed appropriate by the Board of Directors. During 1995, this committee met twice. Messrs. Peak, Nicoletti and Harvey are members of the Audit Committee.

          The Compensation Committee of the Board of Directors is responsible for recommending compensation policies with respect to the directors, management and employees of the Company. During 1995, this committee met twice. Messrs. Peak, Nicoletti and Harvey are members of the Compensation Committee. The Technical Committee of the Board is responsible for reviewing all property acquisitions and the capital expenditure budget. The Technical Committee, comprised of Messrs. Harvey and Peak, met four times in 1995.

REPORTS UNDER SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

          Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's executive officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies.

          Based solely on its review of the copies of such forms received by it, or written representations from such persons, the Company is not aware of any person who failed to file any reports required by Section 16(a) to be filed for fiscal 1995 or prior years not previously disclosed.

ITEM 11. EXECUTIVE COMPENSATION
- -------------------------------

           Pursuant to General Instruction G(3), the additional information required by Item 11. Executive Compensation was included in the Company's proxy statement which has been filed with the SEC, and which involves, among other things, the election of Directors, is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -----------------------------------------------------------------------

          The following table sets forth, as of March 1, 1996, beneficial ownership by each Director and information regarding each person known by the Company to own of record or beneficially more than five percent of the Common Stock or Preferred Stock of the Company:

                                                              AMOUNT
BENEFICIAL OWNER                       TITLE OF CLASS    BENEFICIALLY OWNED      PERCENT OF CLASS
- ----------------                       --------------    -------------------     -----------------

William T. Smith                       Common Stock           1,310,679              5.5%
777 Taylor Street, Ste P-11G
Fort Worth, Texas  76102

Powell Resources, Inc.                 Common Stock           2,017,152              8.4%
3030 N.W. Expressway, Ste 1602
Oklahoma City, OK  73112

Thomas J. Edelman                      Common Stock           1,024,031 /1/          4.3%
777 Main Street, Ste 2500              Preferred Stock          359,623 /1/         19.7%
Fort Worth, TX  76102

Michael L. Harvey                      Common Stock              78,039 /2/         Less than 1%
c/o Amerac Energy Corporation
700 Louisiana, Ste 3330
Houston, Texas  77002

William P. Nicoletti                   Common Stock             278,039 /2/          1.2%
c/o Amerac Energy Corporation
700 Louisiana, Ste 3330
Houston, Texas  77002

Kenneth R. Peak                        Common Stock             278,039 /2/          1.2%
c/o Amerac Energy Corporation
700 Louisiana, Ste 3330
Houston, Texas  77002

Jeffrey B. Robinson                    Common Stock           1,390,000 /3/          5.8%
c/o Amerac Energy Corporation
700 Louisiana, Ste 3330
Houston, Texas  77002

Jeffrey L. Stevens                     Common Stock             400,338 /4/          1.7%
306 West Seventh St, Ste. 1025
Fort Worth, Texas 76102

All directors and executive            Common Stock           3,548,486             14.8%
officers as a group (7 persons) /5/    Preferred Stock          359,623             19.7%
- -----------


/1 /Mr. Edelman is currently a director and is not standing for re-election. Includes unvested options to purchase 40,000 shares of Common Stock. Also, includes 984,031 shares of Common Stock and 359,623 shares of Preferred Stock held by Snyder Oil Company ("SOCO") of which Mr. Edelman is a director and President. The 359,623 shares of Preferred Stock held by SOCO were sold on March 19, 1996.

/2  /Includes unvested options to purchase 40,000 shares of Common Stock.

/3  /Includes unvested options to purchase 540,000 shares of Common Stock.

/4 /Mr. Stevens' ownership includes 197,000 shares of Common Stock which Mr. Stevens has the right to acquire pursuant to vested stock options and 140,000 of unvested options. In addition, his ownership includes 63,338 shares of Common Stock owned by PFI of which Mr. Stevens is President and 74% stockholder.

/5 /The group's (7 persons) ownership includes vested options to purchase 197,000 shares of Common Stock and 940,000 unvested options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------

          In 1991, as an investment and a cost reduction measure, the Company entered into a service contract with Petroleum Financial, Inc. ("PFI") to perform all of the Company's accounting, marketing, tax, administrative, financial and treasury services. The contract also encompasses all computer operations for the Company as well as maintaining stockholder relations, SEC reporting and banking relations. PFI is owned by the Company (26%) and Mr. Jeffrey Stevens, Senior Vice President-Chief Financial Officer, Secretary, and Director of the Company (74%) and provides accounting services to several oil and gas entities. PFI employs five other former employees of the Company. The aggregate service fees for the years ended December 31, 1995, 1994, and 1993 were $300,000, $408,000, and $500,000, respectively. For 1996, PFI has agreed to perform its services for the Company at a monthly fee of $20,000, with possible upward or downward adjustments dependent on the workload. Mr. Jeffrey Stevens has agreed to retain his officer position as Senior Vice President and Chief Financial Officer, but he is not compensated by the Company other than through a contractual arrangement between the Company and PFI, and stock options.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
- ---------------------------------------------------------------

(a) FINANCIAL STATEMENTS. Financial statements filed as a part of this report are listed in the Index to Financial Statements appearing herein following the signature page.

          EXHIBITS. The following exhibits are filed as a part of this report (each compensatory plan required to be filed as an exhibit pursuant to Item 14c is identified by an asterisk):

3-(1) Certificate of Incorporation of Wolverine Exploration Company (incorporated by reference as Exhibit 3-( 1 ) to the Company's Registration Statement No. 33-21824 filed May 13, 1988).

3-(1)(a) Amendment to Certificate of Incorporation of Wolverine Exploration Company dated September 12, 1988 (incorporated by reference as Exhibit 3-(1)(a) to the Company's Registration Statement No. 33-24429 filed September 28, 1988).

3-(1)(b) Amendment to Certificate of Incorporation of Wolverine Exploration Company dated March 17, 1995 (Incorporated by reference to Annex IV to Exhibit (a)(1) to Schedule 13e-4, dated November 15, 1994)

3-(1)(c) Corporate Bylaws (incorporated by reference to Exhibit 3C to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No. 0-5003).

4-(1) Indenture dated as of January 15, 1985, between BancTEXAS Dallas, National Association, Trustee, and the Company regarding the 4-1/2% Senior Subordinated Notes, Series A, due May 15, 1995 and 4-1/2% Senior Subordinated Notes, Series B, due May 15, 1995 (incorporated by reference to Exhibit T3C to the Company's Application for Qualification of Indentures on Form T-3, relating to the 4-1/2% Senior Subordinated Notes, Series A and Series B, due May 15, 1995, filed with the Securities and Exchange Commission on June 20, 1985).

4-(2) First Supplemental Indenture to Indenture of January 15, 1985 dated March 31, 1987 between the Company and BancTEXAS Dallas, National Association, Trustee, regarding 4-1/2% Senior Subordinated Notes, Series A and Series B, due May 15, 1995 (incorporated by reference to
          Exhibit 4C 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No. 0-5003).

4-(3) Indenture dated as of January 15, 1985, between BancTEXAS Dallas, National Association, Trustee, and the Company regarding the 12% Convertible Senior Subordinated Notes, Series A, due May 15, 1995 and 12% Convertible Senior Subordinated Notes, Series B, due May 15, 1995 (incorporated by reference to Exhibit T3C to the Company's application for Qualification of Indentures on Form T-3, relating to the 12% Convertible

          Senior Subordinated Notes, Series A and Series B, due May 15, 1995, filed with the Securities and Exchange Commission on June 20, 1985).

4-(4) First Supplemental. Indenture of January 15, 1985 dated March 31, 1987 between the Company and BancTEXAS Dallas, National Association, Trustee, regarding 12% Convertible Senior Subordinated Notes, Series A and Series B, due May 15, 1995 (incorporated by reference to Exhibit 4El to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No. 0-5003).

4-(5) Certificate of Designations of the Convertible Preferred Stock (incorporated by reference to Exhibit 4-(17) to Form S-2, Registration Statement No. 33-33174 dated March 29, 1990).

4-(6) Indenture to be executed between First City, Texas--Dallas and the Company upon exchange of the Convertible Preferred Stock (incorporated by reference to Exhibit 4-(18) to Form S-2, Registration Statement No. 33-33174 dated March 29, 1990).

4-(7) Form of Amended and Restated Credit Agreement between the Company and Christiania Bank, dated as of March 26, 1993 (incorporated by reference as Exhibit 19-(4) to the Company's Annual Report on form 10-K for the fiscal year extended December 31, 1992, File No. 0-5003).

4-(8) Certificate of Designations of the $4.00 Senior Preferred Stock (incorporated by reference to Annex IV to Exhibit (a)(1) to Schedule 13 E-4 dated November 15, 1994).

4-(9) Amended and Restated Credit Agreement with Bank, Texas, National Association dated May 12, 1995. (Incorporated by reference as Exhibit 19-(3) to the Company's Quarterly Report on Form 10-Q for the quarterly periods ending June 30, 1995.)

4-(10) Promissory Note to Bank, Texas, National Association for fifteen million and no/100 dollars ($15,000,000) pursuant to line of credit (incorporated by reference as Exhibit 19-(4) to the Company's Quarterly Report on Form 10-Q for the quarterly periods ending
          June 30, 1995).

10-(1) Wolverine Exploration Company Stock Option Plan (incorporated by reference to Exhibit 10M to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No. 0-5003).

10-(3) Amended and Restated Agreement for financial and accounting services between the Company and Petroleum Financial, Inc. dated October 13, 1994 for 1995 (incorporated by reference as Exhibit 19-(1) to the Company's Quarterly Report on Form 10-Q for the quarterly periods ended September 30, 1994).

10-(4) Wolverine Exploration Company Incentive Bonus Rights Plan, October 14, 1992 (incorporated by reference as Exhibit 19-(1) to the Company's Annual Report on form 10-K for the fiscal year ended December 31, 1992, File No. 0-5003).

10-(5) Lease Agreement for Continental Plaza Office Building entered into August 1, 1992 between the Company and 777 Main Operating, Ltd. (incorporated by reference as Exhibit 19-(2) to the Company's Annual Report on form 10-K for the fiscal year ended December 31, 1992, File No. 0-5003).

10-(8) Restated Agreement for financial and accounting services between the Company and Petroleum Financial, Inc., dated October 26, 1995 for 1996.

10-(9) Acquisition Agreement including amendment number 1 to said agreement among Amerac Energy Corporation, as Buyer, Powell Resources, Inc., and The Other Stockholders named herein as Seller and Ridgepointe Resources, Inc., Fremont Energy Corporation and Fremont Petroleum Corporation Dated January 5, 1996.

10-(10) Registration Rights Agreement, dated January 16, 1996 among Amerac Energy Corporation, Powell Resources, Inc., The Longstroth Family Limited I, Thomas O. Goldsworthy and James B. Tollerton. Related to acquisition of Fremont Energy Corporation Properties.

10-(11) Assignment, conveyance and Bill of Sale, Northwest Arapahoe Properties, Cheyenne County, Colorado.

19-(1) Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference as Exhibit 19-(1) to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1995).

_______________________

(b)       8-K'S FILED DURING THE FOURTH QUARTER OF 1995

               None.
(d) On January 25, 1996 the Company filed a report on Form 8K related to the acquisition of Fremont Energy Corporation. The audited statements of revenues and direct expenses of the oil and gas properties acquired and the Pro Forma Financial Information of Amerac are included as Exhibits to this filing.

                           AMERAC ENERGY CORPORATION

                         INDEX TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1995, 1994, AND 1993



                                                  Page
                                              ------------

Report of Independent Accountants                  F-2

Consolidated Balance Sheets                    F-3 and F-4

Consolidated Statements of Operations              F-5

Consolidated Statements of Cash Flows          F-6 and F-7

Consolidated Statements of Changes in

Stockholders' Equity                               F-8

Notes to Consolidated Financial Statements     F-9 thru F-25




FINANCIAL STATEMENTS SCHEDULES

          All financial statements schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Amerac Energy Corporation


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amerac Energy Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Fort Worth, Texas
March 26, 1996

                           AMERAC ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                     Assets

                                             DECEMBER 31,   DECEMBER 31,
                                                 1995           1994
                                             -------------  ------------

CURRENT ASSETS
 Cash and cash equivalents                   $    144,000   $  3,437,000
 Receivables
   Receivable from Property Sale                1,005,000              -
   Trade and other, net of allowance
     for bad debts of $41,000 and $41,000,
     respectively                                 111,000        142,000
   Oil & Gas Receivable                           993,000        356,000
                                             ------------   ------------
     Total current assets                       2,253,000      3,935,000
                                             ------------   ------------


PROPERTY AND EQUIPMENT  (USING SUCCESSFUL
 EFFORTS ACCOUNTING)
 Oil and gas properties at cost                20,614,000     16,797,000
 Less accumulated depreciation, depletion
   and amortization                           (12,020,000)   (11,738,000
                                             ------------   ------------
Net property and equipment                      8,594,000      5,059,000
                                             ------------   ------------

OTHER ASSETS                                      347,000        168,000
                                             ------------   ------------

 TOTAL ASSETS                                $ 11,194,000   $  9,162,000
                                             ============   ============


  (The accompanying notes are an integral part of these financial statements)

                           AMERAC ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                     Liabilities and Stockholders' Equity

                                                         DECEMBER 31,    DECEMBER 31,
                                                             1995            1994
                                                        --------------  --------------

CURRENT LIABILITIES
 Trade payables                                         $     234,000   $      47,000
 Accrued liabilities                                          372,000         139,000
 Notes payable, banks                                               -          50,000
 Current portion of subordinated debt                               -       1,873,000
 Obligation under gas contract                                      -         757,000
                                                        -------------   -------------
   Total current liabilities                                  606,000       2,866,000
                                                        -------------   -------------

LONG-TERM LIABILITIES
 Notes Payable Banks                                        3,547,000               -
 Other long-term liabilities                                  406,000         542,000
 Obligation under gas contract                                641,000               -
                                                        -------------   -------------
   Total long-term liabilities                              4,594,000         542,000
                                                        -------------   -------------

STOCKHOLDERS' EQUITY
 Preferred stock, $1 par value
   10,000,000 shares authorized;
   $2.25 Convertible Exchangeable Preferred,
     outstanding - 1,822,592 at December 31, 1994                   -       1,823,000
   $4.00 Senior Preferred,
     outstanding 1,786,347 at December 31, 1995             1,786,000               -
 Common stock, $.05 par value;
  50,000,000 shares authorized; outstanding 20,629,416
   shares at December 31, 1995 and 15,883,772
   at December 31, 1994                                     1,031,000         794,000
 Additional paid-in capital                               142,211,000     142,936,000
 Accumulated deficit                                     (139,034,000)   (139,799,000)
                                                        -------------   -------------
   Total stockholders' equity                               5,994,000       5,754,000
                                                        -------------   -------------

Commitments and contingencies (Note 6)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  11,194,000   $   9,162,000
                                                        =============   =============


  (The accompanying notes are an integral part of these financial statements)

                           AMERAC ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                 1995          1994         1993
                                                             -----------   -----------   -----------
REVENUES
     Oil, gas and related product sales                      $ 4,328,000   $ 4,125,000   $ 4,379,000
     Gain (loss) on sale of oil and gas properties               850,000      (102,000)    2,322,000
     Gain on contractual settlements                                   -       474,000             -
     Other operating income                                            -         3,000       176,000
     Interest income                                              74,000       237,000       184,000
                                                             -----------   -----------   -----------
          Total revenues                                       5,252,000     4,737,000     7,061,000
                                                             -----------   -----------   -----------

EXPENSES
     Lease operations                                          1,108,000       894,000     1,026,000
     Exploration expenses, including dry
       hole costs and impairments                                246,000       345,000       851,000
     Depreciation, depletion and amortization                  1,686,000     1,222,000     1,625,000
     Administrative                                            1,767,000     1,775,000     2,116,000
     Interest                                                    237,000       229,000       581,000
                                                             -----------   -----------   -----------
          Total expenses                                       5,044,000     4,465,000     6,199,000
                                                             -----------   -----------   -----------

Income  before tax and extraordinary items                       208,000       272,000       862,000
Provision for federal income tax                                       -             -             -
                                                             -----------   -----------   -----------
     Income before extraordinary items                           208,000       272,000       862,000
Extraordinary item - gain on the early
     extinguishment of debt                                            -             -     3,731,000
                                                             -----------   -----------   -----------

NET INCOME                                                   $   208,000   $   272,000   $ 4,593,000
                                                             ===========   ===========   ===========

NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCKHOLDERS                                        $  (599,000)  $(3,828,000)  $   493,000
                                                             ===========   ===========   ===========

NET INCOME (LOSS) PER COMMON SHARE
     Loss before extraordinary item                          $     (0.03)  $     (0.24)  $     (0.20)
     Extraordinary item                                                -             -          0.23
                                                             -----------   -----------   -----------
          Net income (loss) per common share                 $     (0.03)  $     (0.24)  $     $0.03
                                                             ===========   ===========   ===========

Average common stock outstanding                              19,594,000    15,884,000    15,877,000
                                                             ===========   ===========   ===========

  (The accompanying notes are an integral part of these financial statements)

                           AMERAC ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                    1995          1994           1993
                                                    ----          ----           ----
CASH FLOW FROM OPERATING
 ACTIVITIES:
 Net income                                       $ 208,000    $  272,000     $ 4,593,000
 Extraordinary item                                       -             -      (3,731,000)
                                                 ----------    ----------     -----------
 Net income before extraordinary item               208,000       272,000         862,000
 Adjustments needed to reconcile
  to net cash flow provided by(used for)
  operating activities:
     Depreciation, depletion and amortization     1,686,000     1,222,000       1,625,000
     Amortization of discount                         7,000        24,000          34,000
     Exploration expenses,
      including dry holes and impairments                 -       345,000         851,000
     (Gain) loss on sale of properties             (850,000)      102,000      (2,322,000)
     Recognition of deferred revenue               (116,000)     (289,000)              -
     Gain on contractual settlements                      -      (474,000)              -
     Other                                           30,000             -        (173,000)
     Changes in current items
      relating to operations:
               Trade receivables                     31,000        81,000          15,000
               Oil and Gas receivables             (637,000)      105,000          16,000
               Trade payables                       187,000      (117,000)          2,000
               Accrued and other
                long-term liabilities                97,000      (212,000)       (126,000)
                                                 ----------    ----------     -----------


NET CASH FLOW PROVIDED BY OPERATIONS                643,000     1,059,000         784,000
                                                 ----------    ----------     -----------


CASH FLOW FROM INVESTING
 ACTIVITIES:
   Proceeds from sale of assets                     140,000       102,000       1,994,000
   Oil and gas expenditures and acquisitions     (5,477,000)   (2,379,000)       (526,000)
   Net purchases of other assets                    (94,000)      (14,000)        (19,000)
                                                 ----------    ----------     -----------

 NET CASH PROVIDED BY (USED FOR)
  INVESTING ACTIVITIES                           (5,431,000)   (2,291,000)      1,449,000
                                                 ----------    ----------     -----------


  (The accompanying notes are an integral part of these financial statements)

                           AMERAC ENERGY CORPORATION


                                                                         YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------
                                                                   1995          1994           1993
                                                                   ----          ----           ----
CASH FLOW FROM FINANCING ACTIVITIES:
  Subordinated debt repayment                                   $(1,879,000)  $  (574,000)   $ (657,000)
  Bank borrowings                                                 3,547,000             -             -
  Bank repayments                                                   (50,000)            -      (950,000)
  Facility financing repayments                                           -             -        (9,000)
  Restricted cash deposits                                                -             -     2,073,000
  Other                                                            (123,000)     (102,000)      (10,000)
                                                                -----------   -----------    ----------

NET CASH PROVIDED BY (USED FOR)
  FINANCING ACTIVITIES                                            1,495,000      (676,000)      447,000
                                                                -----------   -----------    ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                               (3,293,000)   (1,908,000)    2,680,000

Cash and cash equivalents at beginning of period                  3,437,000     5,345,000     2,665,000
                                                                -----------   -----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   144,000   $ 3,437,000    $5,345,000
                                                                ===========   ===========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for Interest                      $   276,000   $   315,000    $  490,000


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Exchange of properties for facility financing
    debt and accrued interest                                   $         -   $         -    $8,111,000

Exchanged $2.25 Convertible Exchangeable Preferred
  for Senior Preferred Stock (See Note 4)                       $         -   $         -    $        -

Paid dividends in kind
  on the Senior Preferred Stock (See Note 4)                    $   807,000   $         -    $        -

Paid certain compensation in Common Stock (See Note 4)          $    30,000   $         -    $        -


  (The accompanying notes are an integral part of these financial statements)

                           AMERAC ENERGY CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY

                      JANUARY 1, 1993 TO DECEMBER 31, 1995

                                                         $2.25 Convertible
                                  $4.00 Senior             Exchangeable
                                 Preferred Stock         Preferred Shares
                             ----------------------  -----------------------
                               Shares     Amount         Shares     Amount
                             ----------------------  -----------------------
BALANCE- January 1, 1993             -            -   1,830,000   $ 1,830,000
                             ---------  -----------  ----------   -----------

Conversion of preferred to
  common                             -            -      (7,408)       (7,000)
Other                                -            -           -             -
Net income                           -            -           -             -
                             ---------  -----------  ----------   -----------

BALANCE - December 31, 1993          -            -   1,822,592     1,823,000
                             ---------  -----------  ----------   -----------

Exercise of warrants                 -            -           -             -
Net income                           -            -           -             -
                             ---------  -----------  ----------   -----------

BALANCE - December 31, 1994          -            -   1,822,592     1,823,000
                             ---------  -----------  ----------   -----------

Preferred Exchange           1,634,305   $1,634,000  (1,822,592)   (1,823,000)
Stock Issued for
  Director's fees                    -            -           -             -
Option Exercised                     -            -           -             -
Preferred Stock Dividend       152,042      152,000           -             -
Net income                           -            -           -             -
                             ---------  -----------  ----------   -----------

BALANCE - December 31, 1995  1,786,347   $1,786,000           0   $         0
                             =========  ===========  ==========   ===========

                                         Common Shares
                                        ($.05 par value)        Additional
                                    ------------------------     Paid-In        Accumulated
                                      Shares        Amount       Capital          Deficit           Total
                                    ----------    ----------   -----------     -------------      ----------

BALANCE- January 1, 1993            15,871,120    $  793,000   $142,929,000    $(144,664,000)     $  888,000
                                    ----------    ----------   ------------    -------------      ----------
Conversion of preferred to
  common                                15,038         1,000          7,000                -           1,000
Other                                   (2,436)            -              -                -               -
Net income                                   -             -              -        4,593,000       4,593,000
                                    ----------    ----------   ------------    -------------      ----------

BALANCE - December 31, 1993         15,883,722       794,000    142,936,000     (140,071,000)      5,482,000
                                    ----------    ----------   ------------    -------------      ----------

Exercise of warrants                        50             -              -                -               -
Net income                                   -             -              -          272,000         272,000
                                    ----------    ----------   ------------    -------------      ----------

BALANCE - December 31, 1994         15,883,772       794,000    142,936,000     (139,799,000)      5,754,000
                                    ----------    ----------   ------------    -------------      ----------

Preferred Exchange                   4,549,726       228,000     (1,403,000)       1,364,000               0
Stock Issued for
  Director's fees                      155,918         7,000         23,000                -          30,000
Option Exercised                        40,000         2,000              -                -           2,000
Preferred Stock Dividend                     -             -        655,000         (807,000)              0
Net income                                   -             -              -          208,000         208,000
                                    ----------    ----------   ------------    -------------      ----------

BALANCE - December 31, 1995         20,629,416    $1,031,000   $142,211,000    $(139,034,000)     $5,994,000
                                    ==========    ==========   ============    =============      ==========


 (The accompanying notes are an integral part of these financial statements.)

                           AMERAC ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     Amerac Energy Corporation, formerly Wolverine Exploration Company ("Amerac" or the "Company") was formed in 1969. The Company reincorporated in the state of Delaware as Wolverine Exploration Company in 1987 and changed its name to Amerac in March 1995. Since 1969, the Company has engaged in exploration, development and operating of oil and gas properties in the United States and Canada. In July, 1993, the Company formed a wholly owned subsidiary, Lance Exploration Company ("Lance Exploration" or "Lance"), for the purpose of prospect generation. This subsidiary was sold in July, 1994 and the Company changed its primary focus from oil and gas exploration to acquisitions and development of proved oil and gas properties.

     The consolidated financial statements include the accounts of Amerac and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

OIL AND GAS EXPLORATION AND DEVELOPMENT COSTS

     The Company follows the successful efforts method of accounting for its oil and gas operations as prescribed in Statement of Financial Accounting Standards ("SFAS") No. 19 issued by the Financial Accounting Standards Board.

     Under the successful efforts method, costs of productive wells, development dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the life of remaining proved reserves. Cost centers for amortization purposes are determined on a field-by-field basis. Capitalized costs of proved properties are subject to a "ceiling test" which limits, on a country-by-country basis, capitalized costs to estimated undiscounted future net revenues from these properties assuming current prices and costs.

     Oil and gas leasehold costs are capitalized when incurred. The acquisition costs of all unproved properties that are not individually significant are aggregated, and the portion of such costs estimated to be non-productive, based on historical experience, is amortized on an average holding period basis. Any individually significant unproved properties are assessed periodically, and any impairments in value are charged to expense. Costs of such properties surrendered are charged against the valuation allowance.

     Exploratory expenses, including geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense as incurred. Exploratory drilling costs, including stratigraphic test wells, are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful.

     Future obligations for site restoration costs, including dismantling and abandoning properties, are accrued using the unit of production method and expensed as depletion.

     Sales of oil and gas properties result in adjustments to the cost and accumulated depreciation, depletion and amortization as provided under the successful efforts method of accounting. Gain or loss is recognized if the entire amortization base is sold and represents the difference between the proceeds and book basis of the properties sold. See Note 2 regarding significant sales of oil and gas properties.

                           AMERAC ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

FOURTH QUARTER ADJUSTMENTS

     As a result of revised reserve estimates and other factors, the Company revised its property amortization and impairment estimates and recorded an adjustment in the fourth quarter of 1994 increasing income by approximately $300,000. The Company also recorded a gain of $450,000 in the fourth quarter of 1994 in connection with the gas contracts (see Note 6).

STATEMENT OF CASH FLOWS

     For purposes of the Statement of Cash Flows, cash equivalents include time deposits, certificates of deposit and all liquid debt instruments with original maturities of three months or less.

REVENUE RECOGNITION

     The Company follows the "sales method" of accounting for its oil and gas revenue whereby the Company recognizes sales revenue on all oil or gas sold to its purchasers, regardless of whether the sales are proportionate to the Company's ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining life of the reservoir. As of December 31, 1995, the Company's aggregate oil and gas imbalances were not material to the Company's financial statements.

NET LOSS PER COMMON SHARE

     Net income or loss per common share is computed by dividing the net income or loss applicable to common stockholders by the weighted average number of shares of common stock outstanding. In computing income or loss per common share for 1994 and 1993, the Convertible Preferred dividends, either declared or in arrearage for the period, decreases the income or increases the loss applicable to common stockholders. For computation of the 1995 income (loss) per common share, the Senior Preferred dividends also decreases the income and increase the loss applicable to common stockholders. The stock options and convertible debt are anti-dilutive and were not included in the calculation of income or losses per common share.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade, and oil and gas receivables.

     The Company's cash equivalents and short-term investments represent high-quality securities placed with various investment grade institutions. This investment practice limits the Company's exposure to concentrations of credit risk.

     Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of trade and oil and gas receivables. The Company's trade and oil and gas receivables are dispersed among various domestic customers and purchasers; therefore, concentrations of credit risk are limited. If customers are considered a credit risk, letters of credit are the primary security obtained to support lines of credit.

                           AMERAC ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993


ACCOUNTING FOR INCOME TAXES

     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of tax credits and other carryforwards, as well as temporary differences between the book and tax basis of assets and liabilities. A valuation allowance for deferred tax asset is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

     The Company files a consolidated tax return and the consolidated group follows a policy of allocating consolidated income tax charges and credits, and providing charges in lieu of taxes, based on each member's contribution to consolidated income or loss.

PERVASIVENESS OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, and related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from estimated amounts.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of the estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. At December 31, 1995, the estimated fair values of the Company's financial instruments, primarily receivables and debt, approximate their carrying value because either the receivables are short term in nature or debt instruments have variable interest rates.

NEW ACCOUNTING STANDARDS

     In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") , which is effective for fiscal years beginning after December 15, 1995. Effective January 1, 1996, the Company will adopt SFAS 121 which requires that long-lived assets (i.e., property, plant and equipment) held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will be measured as the difference between the net book value of the assets and the estimated fair value of the related assets. SFAS 121 requires that assets be grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company does not expect any material impact upon adoption of SFAS 121 in the first quarter of 1996.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective for fiscal years beginning after December 15, 1995. Effective January 1, 1996, the Company will adopt SFAS 123 which establishes financial accounting and reporting standards for stock based employee compensation plans. The pronouncement defines a fair-value based method of accounting for an employee stock option or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic-value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" ("APB 25").   Entities electing to remain with the accounting as
prescribed by APB 25 must make proforma disclosures of net income and earnings per share as if the fair-value based method of accounting defined in SFAS

123 had been applied. The Company will continue to account for stock-based employee compensation plans under the intrinsic method pursuant to APB 25 and will make the disclosures in its footnotes as required by SFAS 123.

2. PROPERTY ACQUISITIONS AND DISPOSITIONS

PROPERTY ACQUISITIONS

     In October 1995, the Company acquired a portion of the Truby field located in Jones County, Texas for $650,000. This acquisition included a 320-acre lease with two producing wells and a 200-acre undeveloped lease. The additional acreage will provide the Company with both proved and probable drilling locations.

     In May 1995, the Company acquired the Myrtle B field in Loving County, Texas for $725,000. This acquisition included four producing wells and four proved undeveloped locations. The Company has a 100% working interest and a 75% net revenue interest in this property.

     In April 1995, the Company announced the acquisition of the Cosden field in Bee County, Texas for $2.9 million. This field produces from three wells. The Company has a 68% net working interest and a 52% net revenue interest in this property.

     The unaudited pro forma data is presented in Note 9.


SALE OF OIL AND GAS PROPERTIES

     In December 1995, the Company agreed to sell its interest in the Northwest Arapahoe field, in Colorado, for $1.0 million to the operator. This was a waterflood project that had no future development potential. This property was sold for substantially more than its book value resulting in a $.07 million gain on sale.

     In February 1993, the Company sold certain producing properties located in the Southeast Morrow Trend for net proceeds of approximately $1.8 million. The Company recognized a book gain on this sale during 1993 of approximately $1.5 million.

     On July 14, 1993, the Company and UPRC closed a transaction exchanging certain obligations for three offshore leases, High Island 178, High Island A-71/72 and Galveston 333, and the Company's interest in HITECO (see Note 3 - Offshore Facility Financing).

3. NOTES PAYABLE, LONG-TERM INDEBTEDNESS, AND PLEDGED ASSETS

BANKS

     On May 12, 1995, the Company entered into a $15 million revolving line of credit agreement with BankOne, Texas National Association ("Bank Credit Agreement"). The Bank Credit Agreement is a two-year facility with interest due monthly and principal due at May 31, 1997. The Bank Credit Agreement is secured by all of the Company's oil and gas properties, and contains various restrictive covenants which may, if not met, cause the Company to be in default or reduce its access to additional borrowings. The borrowing base at December 31, 1995 was $4,000,000. At December 31, 1995, $3,547,000 was outstanding under the Bank Credit Agreement, accruing interest at the BankOne Texas Base Rate plus three quarter percent (9.25% at December 31, 1995).

     In conjunction with a January 1996 acquisition (see Note 9) the BankOne Credit Agreement was amended on January 16, 1996, to among other things, increase the borrowing base to $10.6 million and a mandatory reduction of $185,000 each month, commencing February 1, 1996. At March 26, 1996, the Company had $9.7 million outstanding and has borrowing capacity of $300,000 under the Bank Credit Agreement.

     At December 31, 1995, the Company had a $125,000 letter of credit issued on its behalf collateralized by a $125,000 certificate of deposit, which is reflected in other assets.

PAGE>

                           AMERAC ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993


OTHER INDEBTEDNESS

     In July 1993, the Company and Union Pacific Resources Company ("UPRC") settled all remaining obligations, aggregating approximately $8 million, which were related to their partnership interest in the High Island Texas Equipment Company Ltd. ("HITECO") and to the operating agreements covering the High Island 178 and A71/72 offshore leases. In the transaction, the Company assigned all its interests in HITECO and in certain Gulf of Mexico oil and gas properties (High Island 178, High Island A71/72 and Galveston 333), effective May 1, 1993, and made certain other minor modifications to the operating agreements with regard to future development at South Timbalier 198. The Company recognized a book gain in 1993 on this transaction of approximately $4.4 million. Approximately $700,000 of this gain was recognized as a gain on sale of properties and approximately $3.7 million as extraordinary gain on the early extinguishment of debt.

     During May 1995, the Company extinguished its subordinated indebtness of $1,879,000.


4. STOCKHOLDERS' EQUITY

COMMON STOCK

     Each share of Common Stock entitles the holder thereof to one vote on all matters on which holders are permitted to vote. No stockholder has any right or other similar right to purchase or subscribe to any additional securities issued by the Company, and no stockholder has any right to convert common stock into other securities. The holders of shares of common stock are entitled to dividends when and if declared by the Board of Directors from funds legally available therefor and, upon liquidation, to a pro rata share in any distribution to stockholders, subject to prior rights of the holders of the preferred stock. The Company is restricted under certain conditions from declaring or paying any cash dividend on the Common Stock by its loan agreement and the certificate of designations defining the provisions of the Senior Preferred, as defined below.

     In July 1995, the Company filed a registration statement with the Securities and Exchange Commission for the purpose of registering the 3,651,195 shares of Common Stock held by Investment Limited Partnership ("ILP") who in turn sold the shares to certain individuals. Three of these individuals are directors of the Company. Messrs. Jeffrey Robinson, President and Chief Executive Officer, Kenneth R. Peak and William P. Nicoletti are Directors of the Company and acquired from ILP 800,000, 200,000 and 200,000 shares, respectively.

PREFERRED STOCK

     In March 1995, the Company exchanged, with holders who accepted the exchange, one share of its Senior Preferred, with a stated value and liquidation value of $4.00 per share, par value $1.00 per share and an initial dividend rate of $.36 per share, and 2.5 shares of Common Stock (the "Exchange Offer") for each outstanding share of $2.25 Convertible Exchangeable Preferred Stock ("Old Preferred"), which carried a stated value of $25.00 per share and a dividend rate of $2.25 per share. At the time of the Exchange Offer, the Company had dividends in arrears on the Old Preferred of approximately $14.4 million and a liquidation preference of approximately $45.6 million. The Exchange Offer was approved by the holders of the majority of the Common Stock and by approximately 90% of the holders of Old Preferred. As a result, 1,634,305 shares of Old Preferred were exchanged for 1,634,305 shares of Senior Preferred and 4,079,049 shares of Common Stock. Holders of Old Preferred that did not exchange received
2.5 shares of Common Stock for each share of Old Preferred not exchanged, resulting in the issuance of 470,677 shares of Common Stock. This Exchange Offer eliminated all Old Preferred and related dividend arrearages.

     This Exchange Offer did not have any material impact on the pro forma supplemental earnings per share.

                           AMERAC ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993


     At the date of the Exchange Offer, the Company discounted the Senior Preferred by an amount which would yield its perpetual rate of 15% during the initial years while the stated dividend rate is 9.0%. Accordingly, the Company credited retained earnings and debited additional paid in capital for approximately $1.4 million representing the discount amount. These amounts are being amortized over a five year period and do not effect current period income or loss, except for net income (loss) applicable to common stockholders.

     The Senior Preferred provides, among other things, that the Company has the option to pay the quarterly dividends, which commenced January 1, 1995, for the first two years in either cash or additional shares of Senior Preferred. The Company currently plans to pay these dividends in shares of Senior Preferred. The Company issued 152,042 shares of Senior Preferred for 1995 dividends. Beginning January 1, 1997, the Company has, under certain conditions, the option to pay the dividends in cash or Common Stock. The annual dividend rate increases from $.36 per share to $.60 at January 1, 2000. The Company has the option of redeeming the Senior Preferred at face value at anytime. If the Company fails to pay a quarterly dividend on the Senior Preferred, then the holders of the Senior Preferred have the right to elect 80 % of the Board of Directors. See Note 9.

STOCK OPTION PLANS

     The Company may grant key employees, directors and independent contractors options to purchase Common Stock under the Company stock option plan (the "Plan"). The Plan allows the granting of either non-qualified stock options or incentive stock options. The Plan also provides that options are not exercisable in the first year and thereafter become fully exercisable.

     As of December 31, 1995, options granted at market value at date of grant pursuant to the Plan were incentive stock options covering 1,222,000 shares held by four directors, two officers/directors, one officer and two other individuals. These options were outstanding at exercise prices ranging from $.06 to $7.875 per share. Of that total, 247,000 options are currently exercisable at year end. The Company pays a portion of its non-employee directors fees in Common Stock.

     Stock option transactions, in the period from December 1993 to December 31, 1995 are summarized below:


                             Number of             Option Price
                               Shares               Per Share
                     --------------------------  --------------

December 31, 1992             1,225,960
Issued                          100,000          $.06
Exercised                             0
Expired                        (252,980)
                              ---------
December 31, 1993             1,072,980
                              ---------

Issued                           40,000          $.06
Exercised                             0
Expired                        (648,980)
                              ---------
December 31, 1994               464,000
                              ---------

Issued                          940,000          $.156 to $ .172
Exercised                       (40,000)         $.06
Expired                        (142,000)
                              ---------
December 31, 1995             1,222,000
                              =========

                     AMERAC ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

5. UNITED STATES INCOME TAXES

          The provision for income taxes differs from the amount of income taxes, computed by applying the U.S. statutory federal tax rate to pretax income before extraordinary items, as a result of the following differences:


                                               1995       1994        1993
                                             --------   --------   ---------
Provision based on statutory rate            $ 71,000   $ 95,000   $ 302,000
Effect of statutory rate change on
   deferred tax balances                            -          -    (724,000)
Limitation on recognition of deferred
  benefits                                          -          -     422,000
Change in valuation allowance related
  to net operating losses                     (71,000)   (95,000)          -
                                             --------   --------   ---------

Provision for income taxes                   $      -   $      -   $       -
                                             ========   ========   =========


          Deferred tax assets (liabilities) are comprised of the following at December 31:


                                               1995           1994
                                           -------------  -------------

Net operating loss carryforwards           $ 70,200,000   $ 70,000,000
Oil and gas properties                         (259,000)      (488,000)
Small producers' depletion carryforward       4,324,000      4,057,000
ITC carryforward                              2,792,000      2,988,000
Asset valuation allowance                   (77,057,000)   (76,557,000)
                                           ------------   ------------

Net deferred tax asset                     $          -   $          -
                                           ============   ============


     Based on management's analysis of future taxable income and current potential future annual limitations of the utilizations of net operating loss carryforwards ("NOL"), the Company does not believe it is likely that it will realize the benefits of its net deferred tax assets; as a result, a valuation allowance has been provided for the entire balance.

     Under federal tax law, the amount and availability of tax benefit carryforwards are subject to a variety of interpretations and restrictive tests. The utilization of such carryforwards could be limited or effectively lost upon certain changes of ownership. After an "ownership change," the pre-change tax benefit loss carryforwards available to offset taxable income are limited to a prescribed annual amount. In general, an ownership change occurs if a loss corporation has more than a 50% ownership change (based on the value of stock) during a three-year period. The annual limitation is calculated by applying a prescribed rate times the value of the loss corporation's stock immediately before the ownership change.

                           AMERAC ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993


          The Company believes an ownership change occurred at the time of the sale of 2.3 million shares of common stock in December, 1989, resulting in an annual limitation of the Company's utilization of NOLs of approximately $11.0 million. The amount of NOL available in any future year is the sum of that year's annual limitation, any previously unused annual limitation and any post ownership change losses. As a result, the NOL available for use in 1996 is approximately $115 million ($105 million for alternative minimum tax purposes). Management believes that an ownership change may occur in 1996 resulting in another annual limitation of the utilization of the NOL upon the completion the offer to convert Senior Preferred for Common Stock during 1996 (See Note 9) when combined with other recent equity transactions.

          The Company at December 31, 1995, had a regular NOL of approximately $201 million and approximately $173 million for alternative minimum tax purposes. The net operating losses are scheduled to expire as follows:


                          ALTERNATIVE
               INCOME       MINIMUM
    YEAR         TAX          TAX
- -----------  -----------  -----------

     1998    $16,161,000  $15,861,000
     1999     47,624,000   47,624,000
     2000     33,818,000   33,818,000
     2001      6,403,000    6,403,000
     2002     16,452,000   11,528,000
     2004     33,063,000   19,106,000
     2005     11,379,000    7,144,000
     2006      6,783,000    4,816,000
     2007     19,600,000   18,084,000
     2008      4,784,000    4,091,000
     2009      4,545,000    4,269,000


     Additionally, the Company has approximately $2,792,000 of unused investment tax credits expiring through the year 2000, with the majority expiring in the years 1996 through 1997.

     The Company also has small producers' depletion carry forwards of approximately $12,355,000 which may be carried forward indefinitely to offset the Company's future taxable income.

                           AMERAC ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

6. COMMITMENTS AND CONTINGENCIES

     In February 1995, Geodyne Resources, Inc. ("Geodyne") filed an Original Third-Party Petition naming the Company as third-party defendant. The claim arose out of the settlement of a 1986 accident by UPRC, operator of a property in Summit County, Utah. UPRC subsequently sued Geodyne for a proportionate share of the lawsuit settlement involving the 1986 well accident. Geodyne purchased the property from the Company in 1988 and is claiming that the Company is liable under the indemnity provisions of the 1988 Purchase and Sale Agreement between the Company and Geodyne. The amount of the claim against the Company is approximately $176,000. The Company has filed a general denial and is reviewing this matter with its insurance carriers and counsel. The Company has been indemnified for any shortfall in the insurer's payment on the claim.

     In 1988, the Company settled a gas contract dispute with El Paso Natural Gas Company ("El Paso") relating to the Shurley Ranch properties in Sutton County, Texas. These properties had been the subject of litigation until late 1993, at which time El Paso began purchasing gas on these properties. Pursuant to the terms of the gas contract settlement, El Paso is applying 65% of the current production to a prepayment received by the Company in 1988. The Company's 1995 revenue of $116,000 from this portion of the production has been applied against this prepayment at an imputed price of $3.25 per Mcf. The gas contract expires in February 1997, and at that time, as provided in the contract, the Company is obligated to pay El Paso the lesser of the remaining prepayment balance or $360,000. During the fourth quarter of 1994, the Company concluded that it was relatively certain that the Shurley Ranch properties could not produce sufficient gas to recover El Paso's prepayment and the Company released a portion of the delivered balance to income of $450,000 representing the excess of the remaining prepayment balance over the sum of the expected production from January 1995 through February 1997 and the expected $360,000 minimum payment. As of December 31, 1995, the remaining prepayment balance was $641,000 after considering the recognition of the gain discussed above.

     The Company is subject to various possible contingencies which arise primarily from interpretation of federal and state laws and regulations affecting the oil and gas industry. Such contingencies include differing interpretations as to the prices at which oil and gas sales may be made, the prices at which royalty owners may be paid for production from their leases and other matters. Although management believes it has complied with the various laws and regulations, administrative rulings and interpretations thereof, adjustment could be required as new interpretations and regulations are issued. In addition, production rates, marketing and environmental matters are subject to regulation by various federal and state agencies.

     The Company is not currently a party to any litigation which would have a material impact on its financial statements. However, due to the nature of its business, certain legal or administrative proceedings may arise in the ordinary course of its business.

          The Company is committed to various lease contracts for office space and miscellaneous office equipment expiring at various intervals through 1997, with total minimum payments aggregating $114,000 at December 31, 1995. The minimum annual rental commitments are $72,000 for 1996 and $42,000 for 1997. A portion of this obligation is offset by a sublease with aggregate future receipts of $76,000 over the term of the sublease.

                           AMERAC ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

7. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     In 1991, as an investment and a cost reduction measure, the Company entered into a service contract with Petroleum Financial, Inc. ("PFI") to perform all of the Company's accounting, marketing, tax, administrative, financial and treasury services. The contract also encompasses all computer operations for the Company as well as maintaining stockholder relations, SEC reporting and banking relations. PFI is owned by the Company (26%) and Mr. Jeffrey Stevens, Senior Vice President-Chief Financial Officer and Director of the Company (74%) and provides accounting services to several oil and gas entities. The aggregate service fees for the years ended December 31, 1995, 1994, and 1993 were $300,000, $408,000, and $500,000, respectively. For 1996, PFI has agreed to perform its services for the Company at a monthly fee of $20,000, with possible upward or downward adjustments dependent on the workload and achievement of certain goals. Mr. Jeffrey Stevens has agreed to retain his officer position as Senior Vice President and Chief Financial Officer, but he is not compensated by the Company other than through a contractual arrangement between the Company and PFI, stock options and Director's fees.

8. ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

SIGNIFICANT OIL AND GAS PURCHASERS

     Oil sales are made on a day-to-day basis or under a short-term contract at approximately the current area posted price. The loss of any oil purchaser would not be expected to have a material adverse effect upon operations. Following is a listing of significant oil purchasers during the three-year period ended December 31, 1995, and the approximate percentage of oil revenues derived from each:


OIL REVENUES:
                                          PERCENT
                                      ----------------
                                      1995  1994  1993
                                      ----  ----  ----
PURCHASERS
- ----------
Essex Refining Company                   -     -  33
Marathon                                34    55  32
TEMCO Liquids Company                   11    16  19
Union Pacific Fuels, Inc.               15    10   9
Sun Refining and Marketing Company      31    13   -


     A majority of the Company's natural gas is sold pursuant to short-term contracts at prices which fluctuate at a premium to the spot market. Under the terms of the contracts, the gas purchasers may elect to purchase less gas than the wells are able to produce, and the Company may be unable to sell the excess production to other purchasers. Following is a listing of significant natural gas purchasers during the three-year period ended December 31, 1995, and the approximate percentage of natural gas revenues derived from each:


                               NATURAL GAS REVENUES:

                                        PERCENT
                                        -------
                                  1995   1994    1993
                                  ----   ----    ----
 PURCHASERS
 ----------

 TEMCO Liquids Company              39    77       83
 MG Natural Gas Corporation         18     -        -


                           AMERAC ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994 AND 1993


     There are no other customers of the Company which individually accounted for more than 10% of the Company's revenues during the three years ended December 31, 1995.


ACCRUED LIABILITIES

     Accrued liabilities as of December 31, 1995 and 1994 consists of the following:


                                1995      1994
                              --------  --------
Operating expenses            $ 97,000  $ 55,000
Interest                             -    39,000
Accrued salaries and other     275,000    45,000
                              --------  --------

Total                         $372,000  $139,000
                              ========  ========


9. SUBSEQUENT EVENTS

     In January 1996, the Company acquired Fremont Energy Corporation ("Fremont"), an Oklahoma-based oil and gas company for $7 million paid in cash and 3.3 million shares of the Company's Common Stock. Fremont has 131 wells located predominately in central Oklahoma and Kansas and are concentrated in three major fields. Fremont's unaudited estimated net proved reserves at December 31, 1995 totaled approximately 13.4 billion cubic feet equivalent ("Bcfe"). With this acquisition and the acquisitions in 1995, the Company increased its unaudited estimated undiscounted future net cash flow by 235% compared to 1994.

     The 1994 and 1995 acquisitions discussed in Note 2 and the Fremont acquisition were accounted for under purchase accounting and the results of operations were consolidated beginning with the closing date. Unaudited pro forma results of operations are presented below as if the acquisitions had occurred January 1, 1994:


                                            YEAR ENDED DECEMBER 31,
                                            -----------------------
                                                1995       1994
                                                ----       ----
                                    (In thousands except per share amounts)

Revenues                                        $7,832    $7,655
Net Income                                         511       575
Net Income (loss) per common share                (.01)     (.18)


                           AMERAC ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994 AND 1993


   UNAUDITED PROFORMA OIL AND GAS RESERVES AND FUTURE CASH FLOW INFORMATION

     The tables below present on a pro-forma basis estimated reserves and future cash flows of Amerac's properties combined with Fremont as December 31, 1995.


                                                 1995
                                           ------------------
                                             OIL       GAS
                                            (MBBL)    (MMCF)
                                           --------  --------

   PROVED RESERVES
   Developed                                 999.2    16,223
   Undeveloped                               375.2     1,772
                                           -------   -------
   Total                                   1,374.4    17,995
                                           =======    ======

                                               DECEMBER 31, 1995
                                               -----------------
                                     (In thousands except per share amounts)

Future cash inflows (1)                              $60,150
Future production an development
 costs                                                23,294
Future income tax expenses                                 -
                                                     -------
Future net cash flows                                 36,856
10% annual discount for estimated
  timing of cash flows                               (13,763)
                                                     -------
Standardized measure of discounted
 future net cash flows                               $23,093
                                                     =======

(1) Calculated using future cash inflows which were estimated by applying year-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine future inflows. Future net cash inflows were discounted using a 10% annual discount rate.

OTHER MATTERS
- -------------

     At the 1996 annual meeting of stockholders, the Company will be submitting to its stockholders a proposal to amend its Certificate of Designations of the Senior Preferred, to provide for the conversion of each outstanding share of the Senior Preferred into nine (9) shares of Common Stock.

                           AMERAC ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993



10. SUPPLEMENTAL OIL AND GAS DISCLOSURES  (UNAUDITED)

The following table summarizes costs incurred in oil and gas property acquisition, exploration and development activities. Property acquisition costs are those costs incurred to purchase, lease, or otherwise acquire property, including both undeveloped leasehold and the purchase of reserves in place. Exploration costs include costs of identifying areas that may warrant examination and in examining specific areas that are considered to have prospects containing oil and gas reserves, including costs of drilling exploratory wells, geological and geophysical costs and carrying costs of undeveloped properties. Development costs are incurred to obtain access to proved reserves, including the cost of drilling development wells and to provide facilities for extracting, treating, gathering, and storing the oil and gas.

     Costs incurred in oil and gas activities for the three years ended December 31, 1995 are as follows:


                           1995    1994   1993
                          ------  ------  -----
(amounts in thousands)

Property acquisition      $4,605  $1,933  $  83
Exploration                  246     449    478
Development                  872       -      -
                          ------  ------  -----
                          $5,723  $2,382  $ 561
                          ======  ======  =====


                           AMERAC ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

Selected data for the three years ended December 31, 1995 follows:

                                                       1995     1994     1993
                                                       ----     ----     ----
            Net oil and gas revenues

            (amounts in thousands)                    $3,220   $3,231   $3,353
                                                      ------   ------   ------
            Amortization per equivalent Mcf           $  .80   $  .60   $  .75
                                                      ------   ------   ------
            Average sales price per barrel of oil     $16.53   $15.25   $14.52
                                                      ------   ------   ------
            Average sales price per Mcf of gas        $ 1.62   $ 2.01   $ 1.88
                                                      ------   ------   ------
            Production cost per equivalent Mcf        $  .53   $  .47   $  .48
                                                      ------   ------   ------


     Net proved oil and gas reserves as of December 31, 1995 and 1994, have been prepared by the Company and audited by Ryder Scott Company and the net oil and gas reserves as of December 31, 1993 were prepared by Netherland, Sewell and Associates. The reserves were prepared in accordance with guidelines established by the Securities and Exchange Commission and accordingly, were based on existing economic and operating conditions. Oil and gas prices in effect at December 31 of each year were used except in those instances where the sale is covered by contract, in which case the applicable contract prices including fixed and determinable escalations were used for the duration of the contract, and thereafter the last contract price was used. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. Moreover, the present values should not be construed as the current market value of the Company's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves.

ESTIMATED QUANTITIES OF RESERVES

          Oil quantities are expressed in thousands of barrels and gas volumes in millions of cubic feet. Natural gas liquids are combined with oil quantities.

                                         1995               1994                1993
                                         ----               ----                ----
                                     OIL       GAS       OIL      GAS       OIL       GAS

                                    (MBBL)    (MMCF)    (MBBL)   (MMCF)    (MBBL)    (MMCF)
                                    -------  ---------  ------  ---------  -------  ---------
PROVED RESERVES
Balance beginning of year            544.6    5,961.2   329.0    5,078.8    473.6    8,598.4
Revisions of previous estimates      (11.7)  (1,009.3)   55.1    1,879.0     (1.2)     945.2
Extensions, discoveries and
 other additions                         -          -     4.6      174.2        0      277.6
Production                          (127.1)  (1,348.6)  (94.6)  (1,332.3)  (112.0)  (1,466.9)
Acquisition of minerals in place     397.0    5,101.0   250.5      161.5        -          -
Sale of minerals in place           (113.3)         -       -          -    (31.4)  (3,275.5)
                                    ------   --------   -----   --------   ------   --------

Balance end of year                  689.5    8,704.3   544.6    5,961.2    329.0    5,078.8
                                    ======   ========   =====   ========   ======   ========


                                          1995               1994               1993
                                          ----               ----               ----
                                     OIL       GAS      OIL        GAS     OIL        GAS
                                    (MBBL)     (MMCF)   (MBBL)     (MMCF)  (MBBL)     (MMCF)
                                    ------     ------   ------     ------  ------     ------
PROVED DEVELOPED RESERVES
Balance beginning of year            544.6    5,961.2   329.0    5,078.8    473.6    8,598.4
Balance end of year                  492.7    6,932.4   544.6    5,961.2    329.0    5,078.8


                           AMERAC ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994 AND 1993


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND
CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES

     The Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves ("Standardized Measure") does not purport to present the fair market value of a company's oil and gas properties. An estimate of such value should consider, among other factors, anticipated future prices of oil and gas, the probability of recoveries in excess of existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision.

      Under the Standardized Measure, future cash inflows were estimated by applying year-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the Company's tax basis in the associated proved oil and gas properties. Tax credits and net operating loss carryforwards were also considered in the future income tax calculation. Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.


                                                   DECEMBER 31,
                                           -----------------------------
                                             1995       1994      1993
                                           ---------  --------  --------
                                              (amounts in thousands)

Future cash inflows                        $ 31,175   $17,826   $15,808
Future production and development costs     (11,894)   (6,811)   (4,241)
Future income tax expenses                        -         -         -
                                           --------   -------   -------
Future net cash flows                        19,281    11,015    11,567
10% annual discount for estimated
   timing of cash flows                      (5,230)   (2,625)   (1,884)
                                           --------   -------   -------
Standardized measure of discounted
   future net cash flows                   $ 14,051   $ 8,390   $ 9,683
                                           ========   =======   =======

                           AMERAC ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

     The following table sets forth an analysis of changes in the Standardized Measure of Discounted Future Net Cash Flows from Proved Oil and Gas Reserves:


                                                 1995      1994      1993
                                               --------  --------  --------
(amounts in thousands)

Beginning of year                              $ 8,390   $ 9,683   $15,401
Sales of oil and gas produced, net of
 production costs                               (3,220)   (3,231)   (3,353)
Net changes in sales prices and production
 costs (2)                                       3,792    (1,907)     (950)
Extensions and discoveries, less applicable
 future development and production costs             -       163       325
Previously estimated development costs
 incurred during the period                        230        12         -
Revisions of previous estimates, including
 revised estimates of development costs,
 reserves and rates of production               (1,406)    1,138     1,070
Accretion of discount                              839       968     1,540
Purchase of reserves                             6,062     1,698         -
Sale of reserves                                  (763)        -    (3,654)
Other (2)                                          127      (134)     (696)
                                               -------   -------   -------
End of year (1)                                $14,051   $ 8,390   $ 9,683
                                               =======   =======   =======

_________________________

 (1) The revenues generated by the Company are highly dependent upon the prices of oil and gas. In accordance with the guidelines established by the Securities and Exchange Commission, the year-end reserves are valued at prices in effect at December 31 of each year, even though these prices may differ significantly from prices actually received during the year. Prices used to value reserves were approximately $ 17.98 , $14.61, and $12.02 per barrel of oil and $2.14 , $1.65, and $2.34 per Mcf of gas as of December 31, 1995, 1994 and 1993, respectively.

 (2) During 1995, 1994 and 1993, the prices the Company received from its sales of oil and gas averaged $16.53 , $15.25, and $14.52 per barrel of oil and $1.62, $2.01, and $1.88 per Mcf of gas, respectively. The amount designated as "Other" in the analysis of changes primarily represents the difference between the amount actually received from 1995, 1994 and 1993 production and the value attributed to those reserves at December 31, 1994, 1993 and 1992 (using the year-end prices).

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERAC ENERGY CORPORATION
                                                Company



March 28, 1996                          /s/Jeffery L. Stevens
                                       -------------------------------------
                                       Jeffrey L. Stevens
                                       Senior Vice President and Chief
                                       Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.



March 28, 1996                          /s/Jeffrey B. Robinson
                                       -------------------------------------
                                       Jeffrey B. Robinson
                                       Director and President and Chief
                                       Executive Officer
                                       (Principal Executive Officer)



March 28, 1996                          /s/Jeffrey L. Stevens
                                       -------------------------------------
                                       Jeffrey L. Stevens
                                       Senior Vice President and Chief
                                       Financial Office (Principal Financial
                                       Officer)




March 28, 1996                          /s/Kenneth R. Peak
                                       -------------------------------------
                                       Kenneth R. Peak
                                       Director



March 28, 1996                          /s/Michael L. Harvey
                                       -------------------------------------
                                       Michael L. Harvey
                                       Director

                                  Exhibit 27

                           AMERAC ENERGY CORPORATION

            Pro Forma Condensed Consolidated Financial Information
                                  (Unaudited)

    The following unaudited pro forma condensed consolidated financial information, combine the historical information of Amerac and the properties acquired from Fremont Energy Corporation ("Fremont") on January 15, 1996 ("Acquired Properties"). The Pro Forma statement of operations for the year ended December 31, 1995 reflect the consolidated operations of Amerac, Acquired Properties and other oil and gas properties acquired during 1995 as if the acquisitions were consummated on January 1, 1995. The unaudited pro forma balance sheet reflects the acquisition of Fremont as if it had occurred on December 31, 1995.

     The unaudited proforma balance sheet and consolidated statement of operations are provided for comparative purposes only and should be read in conjunction with the historical consolidated financial statements of the Registrant included in the 1995 Annual Report on Form 10-K and the historical statements of revenues and direct operating expenses of the Acquired Properties and the related notes thereto included herewith. The pro forma information presented is not necessarily indicative of the future combined financial results or as they might have been for the period indicated had the acquisition been consummated at the beginning the period.

                           AMERAC ENERGY CORPORATION

           UNAUDITED CONDENSED CONSOLIDATED PRO FORMA BALANCE SHEET
                               December 31, 1995

                                                      Amerac      Adjustments
                                                    Historical      (Note 2)      Pro Forma
                                                  --------------  ------------  --------------
     Assets
     ------

Current assets
  Cash and equivalents                            $     144,000    $ (139,000)  $       5,000
  Accounts receivable                                 2,109,000        16,000       2,125,000
                                                  -------------    ----------   -------------

     Total current assets                             2,253,000      (123,000)      2,130,000

Oil and gas properties net
  (successful efforts method)                         8,594,000     7,761,000      16,355,000

Other assets                                            347,000             -         347,000
                                                  -------------    ----------   -------------

                                                  $  11,194,000    $7,638,000   $  18,832,000
                                                  =============    ==========   =============

     Liabilities and Stockholders' Equity
     ------------------------------------

Current liabilities
  Accounts payable and accrued liabilities        $     606,000    $  130,000   $     736,000
                                                  -------------    ----------   -------------
     Total current liabilities                          606,000       130,000         736,000

Long-term debt, banks                                 3,547,000     6,868,000      10,415,000
Other long-term liabilities                           1,047,000             -       1,047,000
                                                  -------------    ----------   -------------
     Total long-term liabilities                      4,594,000     6,868,000      11,462,000
Stockholders' equity
  Senior preferred                                    1,786,000             -       1,786,000
  Common stock                                        1,031,000       165,000       1,196,000
  Additional paid-in capital                        142,211,000       475,000     142,686,000
  Accumulated deficit                              (139,034,000)            -    (139,034,000)
                                                  -------------    ----------   -------------
     Total stockholders' equity                       5,994,000       640,000       6,634,000
                                                  -------------    ----------   -------------

                                                  $  11,194,000    $7,638,000   $  18,832,000
                                                  =============    ==========   =============


   (The accompanying notes are an integral part of this unaudited condensed consolidated pro forma balance sheet.)

                           AMERAC ENERGY CORPORATION

      UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS

                                                          Year Ended December 31, 1995
                                        ----------------------------------------------------------------------
                                                                     Previous
                                                                     Acquired        Adjust-
                                         Amerac         Acquired     Properties       ments
                                         Historical    Properties    (Note 3)        (Note 3)       Pro Forma
                                        ------------   -----------   ----------    -----------    ------------


REVENUES
  Oil, gas and related product sales     $4,328,000    $2,034,000     $ 546,000    $         -     $6,908,000
  Gain on sales of assets                   850,000             -             -              -        850,000
  Interest income                            74,000             -             -              -         74,000
                                         ----------    ----------     ---------    -----------     ----------
     Total revenues                       5,252,000     2,034,000      546,000               -      7,832,000
                                         ----------    ----------     ---------    -----------     ----------

EXPENSES
  Lease operations                        1,108,000       731,000       88,000               -      1,927,000
  Explorations expenses, including
     dry hole costs and impairments         246,000             -             -              -        246,000
  Depreciation, depletion
     and amortization                     1,686,000             -       175,000        511,000      2,372,000
  Administrative                          1,767,000             -             -              -      1,767,000
  Interest                                  237,000             -        99,000        673,000      1,009,000
                                         ----------    ----------     ---------    -----------     ----------
     Total Expenses                       5,044,000       731,000       362,000      1,184,000      7,321,000
                                         ----------    ----------     ---------    -----------     ----------

  Income before tax                         208,000     1,303,000       184,000     (1,184,000)       511,000
  Provision for federal income tax                -             -             -             -               -
                                         ----------    ----------     ---------    -----------    -----------
  INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEM                  $  208,000    $1,303,000     $ 184,000    $(1,184,000)   $   511,000
                                         ==========    ==========     =========    ===========    ===========

  NET INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEM APPLICABLE
     TO COMMON SHAREHOLDERS              $ (599,000)   $1,303,000     $ 184,000    $(1,184,000)   $  (296,000)
                                         ==========    ==========     =========    ===========    ===========

  INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEM PER
     COMMON SHARE                        $    (0.03)   $      .07     $     .01    $      (.06)   $      (.01)
                                         ==========    ==========     =========    ===========    ===========

  AVERAGE COMMON SHARES
     OUTSTANDING                         19,594,000     3,300,000                                 $22,894,000
                                         ==========    ==========                                 ===========


   (The accompanying notes are an integral part of this unaudited condensed consolidated pro forma statement of operations.)

                           AMERAC ENERGY CORPORATION

   Notes to Unaudited Condensed Consolidated Pro Forma Balance Sheet as of
                               December 31, 1995
                                      and
      Unaudited Condensed Consolidated Pro Forma Statement of Operations
                     for the Year Ended December 31, 1995

1.  TRANSACTION

          In January 1996, the Company acquired the common stock of Fremont Energy Corporation ("Fremont"), an Oklahoma-based oil and gas company, for $7.0 million in cash and 3.3 million shares of the Company's Common Stock. Prior to the close of the transaction, certain assets and liabilities of Fremont were transferred to a new corporation not acquired by the Company. The only remaining assets in Fremont were the oil and gas properties ("Acquired Properties") and certain insignificant receivables and payables related to the Acquired Properties.

2.  PRO FORMA BALANCE SHEET ADJUSTMENTS

          The accompanying unaudited condensed consolidated pro forma balance sheet reflects the Company's balance sheet as if the transaction had been effective December 31, 1995. The following adjustments are included:

     (a) The cash portion of the purchase price is funded through bank borrowing to the limit of the available credit with the balance paid in current cash.

     (b) The Common Stock portion of the transaction was calculated using a stock price of $.19/share on 3.3 million shares issued before the acquisition and split between Common Stock and additional paid in capital for the excess over par value.

     (c) Minor receivables and payables assumed are reflected on the statements. In addition accrued acquisition costs were included in accounts payable and accrued liabilities.

     (d) Total purchase price of $7.6 million reflects allocation of the purchase price to the proved producing properties.

3.  PRO FORMA STATEMENT OF OPERATION ADJUSTMENTS

          The accompanying unaudited condensed consolidated pro forma statements of operations reflect the following adjustments for the Acquired Properties and other properties previously acquired in 1995:

     (a) Depreciation, depletion and amortization expense has been computed using the units of production method and reflects the Company's increased investment in oil and gas properties and increased production therefrom.

     (b) No additional general and administrative expense is expected as management believes it can absorb these operations without additional personnel.

     (c) As the Company has a large deferred tax benefit (primarily relating to net operating losses), which is fully reserved, no income tax provision is necessary.

     (d) Interest expense was calculated based upon the interest rate that would be payable under the BankOne Credit Agreement as if it were used to finance the acquisitions.

4.  EARNINGS PER SHARE

         Net income or loss per common share is computed by dividing the net income or loss applicable to common stockholders by the weighted average number of shares of common stock outstanding which includes the 3.3 million shares issued in connection with the Fremont acquisition. The net loss per share was adjusted for the dividends on the $4.00 Senior Preferred. The stock options are anti-dilutive and were not included in the calculation of income or losses per common share.

5.  OIL AND GAS RESERVE INFORMATION

         The proved reserves relating to the Acquired Properties would have represented approximately 51% of Amerac's total proved reserves as of December 31, 1995 which, after including the Acquired Properties, would have been approximately 4.4 million barrels of oil equivalent ("BOE") in 1995. The reserve quantities of the Acquired Properties were estimated by an independent oil and gas reservoir engineering firm. All estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission. All of the reserves are located within the United States.

                       Statement of Revenues and Direct
                        Operating Expenses of Properties
                     Acquired by Amerac Energy Corporation

                       Report of Independent Accountants



To the Board of Directors of
Amerac Energy Corporation and Fremont Energy Corporation



We have audited the accompanying statements of revenues and direct operating expenses attributable to certain oil and gas properties acquired by Amerac Energy Corporation from Fremont Energy Corporation (the "Statements") for the nine months ended December 31, 1995, and for the years ended March 31, 1995 and 1994. These Statements are the responsibility of Amerac Energy Corporation and Fremont Energy Corporation's management. Our responsibility is to express an opinion on the Statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying Statements were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission for inclusion in a report on Form 8-K of Amerac Energy Corporation as described in Note 2 and is not intended to be a complete presentation of revenues and direct operating expenses.

In our opinion, the Statements referred to above present fairly, in all material respects, the revenues and direct operating expenses of the properties acquired by Amerac Energy Corporation described in Note 2 for the nine months ended December 31, 1995 and for the years ended March 31, 1995 and 1994, in conformity with generally accepted accounting principles.



Price Waterhouse LLP

Fort Worth, Texas
March 26, 1996

STATEMENTS OF REVENUES AND DIRECT OPERATING EXPENSES
OF PROPERTIES ACQUIRED BY  AMERAC ENERGY CORPORATION


                                   For the nine      For the nine  For the year  For the year
                                   months ended      months ended     ended         ended
                                   December 31,      December 31,    March 31,     March 31,
                                       1995              1994          1995          1994
                                   ----------------  ------------  ------------  ------------
                                                      (unaudited)
Revenues:
  Oil and Gas sales                $1,418,000       $ 1,585,000    $ 2,200,000   $ 2,364,000

Direct operating expenses:
  Lease operating expense             423,000           400,000        610,000       645,000
  Severance taxes                      68,000            83,000        114,000       146,000
                                 ------------       -----------    -----------   -----------
                                      491,000           483,000        724,000       791,000
                                 ------------       -----------    -----------   -----------


Excess of revenues over direct
  operating expenses             $    927,000       $ 1,102,000    $ 1,476,000   $ 1,573,000
                                 ============       ===========    ===========   ===========


      (The accompanying notes are an integral part of these Statements.)

NOTES TO STATEMENTS OF REVENUES AND DIRECT OPERATING EXPENSES
OF PROPERTIES ACQUIRED BY  AMERAC ENERGY CORPORATION
- --------------------------------------------------------------------------------

1.   THE PROPERTIES

          The accompanying Statements represent the revenue and direct operating expenses attributable to the oil and gas properties acquired by Amerac from Fremont on January 15, 1996. Amerac acquired the common stock of Fremont for $7.0 million in cash and 3.3 million shares of Common Stock.

2.  BASIS OF PRESENTATION

          Historical financial statements reflecting financial position, results of operations and cash flows required by generally accepted accounting principles are not presented on Fremont, as such information is not meaningful for the properties acquired. Prior to the closing of the acquisition, certain assets and related liabilities of Fremont were transferred to a new corporation not acquired by Amerac. The remaining assets of Fremont were the Acquired Properties. Therefore, it is not possible to allocate certain expenses to the operations transferred. Accordingly, the Statements are presented in lieu of the financial statements required under Rule 3-05 of Securities and Exchange Commission Regulation S-X.

          Revenues and direct operating expenses included in the accompanying Statements represents the net working interests in the properties acquired and are presented on the accrual basis of accounting. No provision has been made for depreciation, depletion, and amortization, allocated general and administrative expenses, or corporate income taxes.

3.  OIL AND GAS RESERVES INFORMATION (UNAUDITED)

          Unaudited reserve information as of March 31, 1994 and 1995 and December 31, 1995, related to the Acquired Properties, is presented in the table below.


                                   Oil        Gas
                                  (Bbl)      (Mcf)
                                  -----      -----

  Oil and Gas Reserves Quantities
  -------------------------------

PROVED RESERVES:

  March 31, 1993                892,000   10,881,000
     Production                 (82,000)    (586,000)
                                -------   ----------

  March 31, 1994                810,000   10,295,000
     Production                 (75,000)    (584,000)
                                -------   ----------

  March 31, 1995                735,000    9,711,000
     Production                 (50,000)    (420,000)
                                -------   ----------

  December 31, 1995             685,000    9,291,000
                                =======   ==========

  PROVED DEVELOPED RESERVES:

  As of March 31, 1994          632,000   10,295,000

  As of March 31, 1995          557,000    9,711,000

  As of December 31, 1995       507,000    9,291,000


NOTES TO STATEMENT OF REVENUES AND DIRECT OPERATING EXPENSES
OF PROPERTIES ACQUIRED BY  AMERAC ENERGY CORPORATION


     The standardized measure of discounted future net cash flows ("standardized measure") relating to proved oil and gas reserves is calculated in accordance with Statement of Financial Accounting Standards No. 69. The standardized measure has been prepared assuming year-end selling prices adjusted for future fixed and determinable contractual price changes, year-end development and production costs an a 10% annual discount rate. The reserves and the related standardized measure at December 31, 1995 as evaluated by Ryder Scott, were adjusted for production during the periods presented, in addition, the standardized measure was also adjusted for price changes to derive reserves and the standardized measure as of March 31, 1995 and 1994. The standardized measure is not the fair market value of the mineral interest sold and the standardized measure presented for the proved oil and gas reserves is not representative or their value.


                                                  Nine months    Year Ended   Year Ended
                                                Ended December    March 31,    March 31,
                                                     1995           1995         1994
                                                ---------------  -----------  -----------

Future cash inflows                                $28,975          $27,836      $30,405
Future production and development costs            (11,399)         (11,420)     (10,913)
Future income tax expense                                -                -            -
                                                   -------          -------      -------
Future net cash flows undiscounted                  17,576           16,416       19,492
10% annual discount for estimated timing
 of cash flows                                     ( 8,534)          (8,051)     (10,103)
                                                   -------          -------      -------

STANDARDIZED MEASURE OF DISCOUNTED
 FUTURE NET CASH FLOWS                             $ 9,042          $ 8,365      $ 9,389
                                                   =======          =======      =======

 The following are principal sources of
  change in the standardized measures of
  discounted future net cash flows:


                                               Nine months    Year Ended   Year Ended
                                             Ended December    March 31,    March 31,
                                                  1995           1995         1994
                                             -------------    ----------   ----------
STANDARDIZED MEASURE OF DISCOUNTED
 FUTURE NET CASH FLOWS AT BEGINNING OF
 PERIOD                                            $8,365       $9,389       $9,707

Changes resulting from:
 Net changes in prices                                674          452            -
 Sales of oil and gas produced                       (927)      (1,476)      (1,289)

 Accretion of discounts                               930          939          971
                                                  -------      -------     --------
STANDARDIZED MEASURES OF DISCOUNTED
 FUTURES NET CASH FLOWS AT END OF PERIOD           $9,042       $9,304       $9,389
                                                  =======      =======      =======

                                   SIGNATURE
                                   ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERAC ENERGY CORPORATION
                                                      (Registrant)



                                    By: ____________________________________
                                               Jeffrey L. Stevens
                                               Sr. Vice President and
                                               Chief Financial Officer



Date:   March 29, 1995