Form 10QSB
AMERAC ENERGY CORP
filed 1996-05-20
CIK 5696

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-Q SB

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-9933
                         -----------------------------



                           AMERAC ENERGY CORPORATION
             (Exact name of Registrant as specified in its charter)



    STATE OF DELAWARE                                   75-2181442
    (State or other incorporation)                      (I.R.S. Employer
                                                        Identification No.)

    700 LOUISIANA, SUITE 3330
    HOUSTON, TEXAS                                      77002
    (Address of principal executive offices)            (Zip Code)



     Registrant's telephone number, including area code: (713) 223-1833


     Indicate by check mark whether the registrant (1) has filed all reports required by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days. Yes   X    No
                                                        -----     -----


     The number of shares of Common Stock, $.05 par value, outstanding on April 30, 1996 was 24,034,153.

                           AMERAC ENERGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET


                                                                              DECEMBER 31,     MARCH 31,
                                                                                  1995           1996
                                                                             --------------  -------------
                                                                                              (Unaudited)
     A S S E T S
Current Assets
   Cash and equivalents                                                      $     144,000   $     98,000
   Receivables
      Receivable from Property Sale                                              1,005,000              -
      Trade  Receivables                                                         1,104,000      1,501,000
                                                                             -------------   ------------
   Total current assets                                                          2,253,000      1,599,000
                                                                             -------------   ------------
Property and Equipment (using successful efforts accounting)
    Oil and gas properties at cost                                              20,614,000     28,950,000
    Less accumulated depreciation, depletion
      and amortization                                                         (12,020,000)   (12,527,000)
                                                                             -------------   ------------
    Net property and equipment                                                   8,594,000     16,423,000
                                                                             -------------   ------------
Other Assets                                                                       347,000        284,000
                                                                             -------------   ------------

TOTAL ASSETS                                                                 $  11,194,000   $ 18,306,000
                                                                             =============   ============

  L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

Current Liabilities
      Accrued liabilities and payables                                       $     606,000   $    175,000
      Current portion of Notes Payable Banks                                             -      2,200,000
      Contract obligation                                                                -        618,000
                                                                             -------------   ------------
      Total current liabilities                                                    606,000      2,993,000
                                                                             -------------   ------------
Long-term Liabilities
      Notes Payable Banks                                                        3,547,000      7,630,000
 Contract Obligation                                                               641,000              -
      Other long-term liabilities                                                  406,000        324,000
                                                                             -------------   ------------
    Total long-term liabilities                                                  4,594,000      7,954,000
                                                                             -------------   ------------
Commitments and contingencies (Note 7)

Stockholders' Equity
  Preferred stock, $1 par value
    10,000,000 shares authorized                                                         -              -
  $4.00 Senior Preferred, outstanding
  1,786,347 at March 31, 1996 and 1,786,347 at December 31, 1995                 1,786,000      1,827,000
Common Stock, $.05 par value;
        50,000,000 shares authorized; outstanding
        20,629,416 shares at December 31, 1995
        and 24,034,153  at March 31, 1996                                        1,031,000      1,202,000
Additional paid-in capital                                                     142,211,000    142,873,000
Accumulated deficit                                                           (139,034,000)  (138,543,000)
                                                                             -------------   ------------
      Total stockholders' equity                                                 5,994,000      7,359,000
                                                                             -------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  11,194,000   $ 18,306,000
                                                                             =============   ============



   The accompanying notes are an integral part of these financial statements.

                           AMERAC ENERGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                                  (Unaudited)


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      -----------------------
                                                         1995        1996
                                                      ----------  -----------
REVENUE
 Oil and gas                                          $  824,000   $2,254,000
 Other                                                    64,000       72,000
                                                      ----------   ----------
                                                         888,000    2,326,000
                                                      ----------   ----------



EXPENSES
  Lease operations                                       200,000      480,000
  Exploration                                              7,000        2,000
  Depreciation, depletion and amortization               275,000      515,000
  General and Administrative                             345,000      423,000
  Interest and other                                      54,000      200,000
                                                      ----------   ----------
                                                         881,000    1,620,000
                                                      ----------   ----------

 Income before taxes                                       7,000      706,000

 Provision for taxes                                           -            -
                                                      ----------   ----------


NET INCOME                                            $    7,000   $  706,000
                                                      ----------   ----------

  Preferred dividends                                   (194,000)    (215,000)
                                                      ----------   ----------


NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS                              $ (187,000)  $  491,000
                                                      ==========   ==========

NET INCOME (LOSS) PER COMMON STOCK                    $     (.01)  $      .02
                                                      ==========   ==========


Weighted average Common Stock outstanding             16,390,000   23,960,000
                                                      ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                           AMERAC ENERGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                            1995        1996
                                                         ----------   ----------
CASH FLOW FROM OPERATING:

 Net Income                                              $    7,000   $   706,000
 Adjustments needed to reconcile to net cash flows:
   Depreciation, depletion and amortization                 275,000       515,000
 Amortization of discount                                     6,000             -
 Gain on sale of properties                                  (8,000)      (53,000)
 Stock for Directors fees                                         -        15,000
 Recognition of deferred revenue                            (37,000)      (23,000)
 Changes in current items relating to operations:
   Oil and gas receivables and other                         52,000      (398,000)
   Accounts payables                                         (7,000)     (260,000)
 Accrued and other long-term liabilities                    (69,000)     (251,000)
 Other assets                                                     -       (63,000)
                                                         ----------   -----------


NET CASH FLOW PROVIDED BY OPERATIONS                        219,000       188,000
                                                         ----------   -----------

CASH FLOW FROM INVESTING:
 Proceeds from sale of assets                                16,000     1,050,000
 Oil and gas expenditures and acquisitions                  (29,000)   (7,694,000)
 Option exercised                                                 -         2,000
                                                         ----------   -----------
NET CASH FLOW USED FOR INVESTING                            (13,000)   (6,642,000)
                                                         ----------   -----------

CASH FLOW FROM FINANCING:
 Bank borrowing, net                                              -     6,283,000
                                                         ----------   -----------

NET CASH FLOW USED FOR FINANCING                                  -     6,283,000
                                                         ----------   -----------

NET INCREASE(DECREASE)IN CASH AND EQUIVALENTS               206,000      (171,000)
 Cash and equivalents at beginning of period              3,437,000       269,000
                                                         ----------   -----------

CASH AND EQUIVALENTS AT END OF PERIOD                    $3,643,000   $    98,000
                                                         ==========   ===========

SUPPLEMENTAL DISCLOSURE:
 Cash for interest paid during the period                $   55,000   $   200,000
                                                         ==========   ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING:
 Paid dividends in-kind on the Senior Preferred Stock    $  194,000   $   215,000
 Paid compensation in Common Stock                       $        0   $    53,000
 Common stock issued in Fremont acquisition              $        -   $   640,000

   The accompanying notes are an integral part of these financial statements.

                           AMERAC ENERGY CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                       JANUARY 1, 1996 TO MARCH 31, 1996
                                  (unaudited)


                                        $4.00 SENIOR                 COMMON SHARES
                                       PREFERRED STOCK              ($.05 PAR VALUE)      ADDITIONAL
                              ---------------------------------  -----------------------    PAID-IN      ACCUMULATED
                                  SHARES            AMOUNT         SHARES      AMOUNT       CAPITAL        DEFICIT         TOTAL
                              ---------------  ----------------  ----------  -----------  -----------  ---------------  ------------


BALANCE-
  January 1, 1996                   1,786,347       $1,786,000   20,629,416   $1,031,000  $142,211,000  $(139,034,000)   $ 5,994,000

                              ---------------  ---------------   ----------  -----------  ------------  --------------   -----------



NET INCOME
  Fremont Acquisition                                             3,293,310      165,000       475,000                       640,000

  Stock issued for
   Director's fees                                                   71,427        4,000        11,000              -         15,000

  Option Exercised                                                   40,000        2,000                                       2,000

  $4.00 Senior Preferred
    Stock dividend                     40,166           41,000                                 176,000       (215,000)         2,000

  Net Income                                -                -            -            -                      706,000        706,000

                              ---------------  ---------------   ----------  -----------  ------------ --------------   ------------

BALANCE -
  March 31, 1996                    1,826,513      $ 1,827,000   24,034,153   $1,202,000  $142,873,000  $(138,543,000)  $  7,359,000
                              ===============  ===============   ==========  ===========  ============ ==============   ============



               (See the accompanying notes to these statements.)

                           AMERAC ENERGY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



     1.   ORGANIZATION AND NATURE OF BUSINESS

               Amerac Energy Corporation, ("Amerac" or the "Company") was formed in 1969 and is headquartered in Houston, Texas. The Company is engaged in the acquisition, development and enhancement of oil and gas properties in the United States.

     2.   SUMMARY OF SIGNIFICATION ACCOUNTING POLICIES

               The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996, and the results of operations for the three months ended March 31, 1995 and 1996, and cash flow for the three months ended March 31, 1995 and 1996. These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995.

               Net income (loss) per share is computed by dividing the net income or loss attributable to common shareholders by the weighted average number of shares of Common Stock outstanding. In determining the net income
     (loss) attributable per share, the Company decreased income by the preferred stock dividend and accretion discount. The stock options and convertible debts are either not material or are anti-dilutive and were not included in the average shares outstanding during the periods presented.

               Since 1991, the Company has accounted for its investment in Petroleum Financial Inc. ("PFI") (in which it owns a 26% interest) on the cost method of accounting. PFI performs accounting, tax, administrative, computer operations and shareholder relations activities for Amerac. In July 1995, the Company's interest in PFI increased from 15% to 26%; thus, commencing in 1996, the Company began accounting for its investment in PFI on the equity method of accounting.

     3.   INDEBTEDNESS

               On May 12, 1995, the Company entered into a $15 million revolving line of credit agreement with BankOne, Texas National Association ("Bank Credit Agreement"). The Bank Credit Agreement is a two-year facility with interest due monthly and principal due at May 31, 1997. The Bank Credit Agreement is secured by all of the Company's oil and gas properties, and contains various restrictive covenants which may, if not met, cause the company to be in default or reduce its access to additional borrowings. At March 31, 1996, $9,547,000 was outstanding under the Bank Credit Agreement, accruing interest at the BankOne Texas Base Rate plus three quarter percent (9.25%) at March 31, 1996).

               In conjunction with a January 1996 acquisition of Fremont Energy Corporation (the "Fremont Acquisition"), the Bank Credit Agreement was amended on January 16, 1996, to, among other things, increase the borrowing base to $10.6 million and a mandatory reduction of $185,000 each month, commencing February 1, 1996. At May 10, 1996, the Company had $9.7 million outstanding under the Bank Credit Agreement. See Note 5.

     4.   SHAREHOLDER'S EQUITY

          COMMON STOCK

          On March 19, the Company filed its 1996 proxy statement which includes two significant issues to be votes on by the stockholders. The first item relates to a proposal to convert Preferred Stock to Common Stock and is discussed in detail in the following section related to Preferred Stock. The second item included in the proxy statement is a proposal to increase the number of authorized shares from 50 million to 100 million. As the Company continues its acquisition efforts, shares of the Company's Common Stock may be used to enhance the Company's ability to make acquisitions and reduce risk from over-leveraging with debt. The Company, for example, successfully used equity in the Fremont acquisition. Assuming the successful conversion of the Senior Preferred, the Company will have, issued and outstanding, 40.5 million shares of Common Stock.

          PREFERRED STOCK

          The Senior Preferred provides, among other things, that the Company has the option to pay the quarterly dividends, which commenced January 1,1995, for the first two years in either cash or additional shares of Senior Preferred. The Company currently plans to pay these dividends in shares of Senior Preferred for the remainder of 1996. The Company issued 40,166 shares of Senior Preferred for the first quarter of 1996. Beginning January 1, 1997, the Company has, under certain conditions, the option to pay the dividends in cash or Common Stock. The annual dividend rate increases from $.36 per share to $.60 at January 1, 2000. The Company has the option of redeeming the Senior Preferred at face value at anytime. If the Company fails to pay a quarterly dividend on the Senior Preferred, then the holders of the Senior Preferred have the right to elect 80% of the Board of Directors.

           The first item included in the proxy statement is an amendment to the Certificate of Designations of the Company's outstanding preferred stock. This amendment provides for the conversion of each outstanding share of the Senior Preferred into nine (9) shares of Common Stock. The Board of Directors determined that it would be in the Company's best interest to eliminate the Senior Preferred for the following reasons: (i) commencing in 1997, the Company will have to start paying dividends on the Senior Preferred in cash except in certain circumstances, which diminishes cash available for acquisitions, (ii) if the Company misses a dividend payment, the holders of the Senior Preferred will have the right to elect 80% of the Company's Board of Directors, (iii) the terms of the Senior Preferred prohibit the Company from issuing any new preferred stock that is either pari-passu or senior to it, (iv) conversion of the Senior Preferred into Common Stock will increase the Common Stock float in the market and (v) eliminate the liquidating value of the Senior Preferred.

     5.   ACQUISITION AND DIVESTITURE OF ASSETS

          In May 1996, the Company signed an agreement of its intent to acquire an interest in 12 wells in the Texas Gardens Field located in Hidalgo County, Texas for $1.9 million. Working interests vary from 100% to 50.0387% with revenue interest varying from 70.3281% to 33.8581%. The Company estimates net reserves attributable to the acquired interest to be
     4.4 billion cubic feet equivalent. The Texas Gardens field is located in the prolific Vicksburg Trend of the Texas Gulf Coast region and produces from multiple sands. The Company plans a 3D seismic survey to locate additional undrilled fault blocks.

          In January 1996, the Company acquired the Common Stock of Fremont Energy Corporation ("Fremont"), an Oklahoma-based oil and gas company, for $7 million paid in cash and 3.3 million shares of Common Stock of the Company. Fremont has 131 wells located predominately in central Oklahoma and Kansas concentrated in three major fields. Fremont's estimated net proved reserves at December 31, 1995, totaled approximately 13.4 billion cubic feet equivalent.

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

          The pro forma affect of the Fremont acquisition would not have had a material impact on the results of operations for the three months ended March 31, 1996. The pro forma impact of the Fremont acquisition, the 1995 Cosden acquisition, and the December 1995 sale of N.W. Arapahoe, assuming the transactions had occurred at January 1, 1995, would have been as follows for the three months ended March 31, 1995:

                                                March 31, 1995
                                                --------------
     Revenues                                     $ 1,337,000
     Net Loss                                     $   (33,000)
     Net Loss per share                           $      (.01)

     6.   DEVELOPMENT ACTIVITIES

     In 1996, the Company has completed three wells as a result of its 1996 development program. The Company has budgeted $4.7 million for additional exploitation activities for the remainder of 1996. The development wells recently completed were in the North Blackwell, Truby and Myrtle B Field and initially tested at a combined total of 248 barrels of oil per day ("BOPD"). These wells represent the initial phase of the Company's continuing strategy of enhancing its acquisitions through exploitation.

     In the North Blackwell Field, the Company completed the Whiteaker #6 well in the Ellenburger zone. This well was drilled as a result of the Company's 3D seismic study and establishes additional development drilling sites. The well tested at 153 BOPD. The Company has budgeted seven additional wells to be drilled in 1996 in this field.

     In the Truby Field, the Reeves #3 well was completed in the Strawn zone. The well tested at 55 BOPD. The Company has budgeted four additional wells in this field in 1996.

     In the Myrtle B Field, the Leland #2 well was completed in the Cherry Canyon zone. The well tested at 40 BOPD. The Company has budgeted three additional wells in this field in 1996.

     7.   CONTINGENCIES

          The Shurley Ranch Properties were the subject of litigation related to the proper settlement of take-or-pay monies received by the Company from El Paso Natural Gas Company (El Paso). The lower courts ruled in favor of the Company, but this decision was appealed by El Paso to the Texas Supreme Court. The Texas Supreme Court denied the appeal on December 9, 1993; however, El Paso had 30 days to request a rehearing on the issue, which they did not do. Therefore, on January 8, 1994, the aforementioned litigation was finalized. The Company is obligated under the settlement agreement to allow El Paso to recover the prepayment by delivering 65% of the monthly gas production volumes at an imputed price of $3.25 per MMBTU through February 1997. Beginning in March 1997, the company has the option of 1) continuing to deliver gas until it is unable to meet the minimum delivery requirement or 2) pay the remaining unrecovered balance, not to exceed $360,000. Due to the uncertainty of El Paso's gas requirements, the Company has reviewed, in conjunction with the annual year end reserve analysis prepared by an independent petroleum engineering firm, the current economic reserve life and production capabilities of the properties to determine their ability to deliver the volumes necessary to satisfy the remaining prepayment. The Company believes that its current contract obligation of $618,000 is sufficient to cover any remaining obligation under the settlement agreement at March 31, 1996.

               The Company is subject to various contingencies which arise primarily from interpretation of federal and state laws, and regulations affecting the oil and gas industry. Such contingencies include differing interpretations as to the prices at which oil and gas sales may be made, the prices at which royalty owners may be paid for production from their leases and other matters. Although management believes it has complied with the various laws and regulations, administrative rulings and interpretations thereof, adjustment could be required as new interpretations and regulations are issued. In addition, production rates, marketing and environmental matters are subject to regulation by various federal and state agencies.

                           AMERAC ENERGY CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     FUTURE STRATEGY

               With consummation of the Exchange Offer and if the conversion of the Senior Preferred takes place, the Company expects to be in a better position to raise new capital. The Company plans to concentrate initially on acquisitions where a substantial portion of the value is in proved developed producing reserves which are currently generating cash flow. Management is relatively impartial as to the acquisition of gas versus oil. Although management would prefer operatorship of the properties, they do not intend to pass up any opportunities for that reason. At this point, the Company has not restricted itself to seeking acquisitions in specific geographical regions.

               Along with the acquisition of properties, the Company will look for ways to exploit existing and acquired reserves by increasing production rates, accelerating reserve recoveries and, improving and extending the economic viability of the properties. Exploitation activities may include workovers, recompletions, new stimulation technology, development drilling, horizontal drilling, pressure maintenance projects, and other methods of enhanced recovery.

               While the Company is actively pursuing these avenues, there can be no assurance that it will have successful results in its acquisition, exploitation and exploration efforts. There is a tremendous amount of competition in the industry and the prices paid for in-place reserves make it difficult to achieve attractive rates of return.

     Results of Operations
     ---------------------

     THREE MONTHS ENDED MARCH 31, 1995 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996

               Oil and gas revenues increased from $824 thousand in the first three months of 1995 to $2.3 million during the comparable period in 1996 as a result of an increase in oil and gas production and prices. Gas production increased for the three months increased from approximately 2.97 Mmcf per day in the first three months of 1995 to approximately 6.5 Mmcf per day for the comparable period in 1996, primarily as a result of the acquisitions. Oil production increased for the three months increased from approximately 179 barrels per day in the first three months of 1995 to approximately 427 barrels per day for the comparable period in 1996, primarily as a result of the acquisitions. The average prices received for production increased for oil from $15.09 per Bbl during the first three months of 1995 to $17.73 per Bbl during the comparable period in 1996 and gas prices increased from an average of $1.38 per Mcf for the first three months of 1995 production to an average of $2.43 per Mcf for the first three months of 1996 production.

               Lease operating expenses increased from $200 thousand in the first three months of 1995 to $480 thousand for the comparable period in 1996. Operating expenses increased as a result of the additional wells added through the acquisitions. Depreciation and amortization expense also increased from $275 thousand during the first three months of 1995 to $515 thousand for the comparable period in 1996 as a result of an increase in production and a decline in gas reserve from its offshore properties.

               Administrative expenses increased from$345 thousand for the first three months of 1995 to $423 thousand for the comparable period in 1996 primarily as a result of the increase in the operated wells.

               Interest expense increased from $54 thousand in the first three months of 1995 to $200 thousand for the comparable period in 1996 as a result of the incurrance of additional bank indebtedness to fund the acquisitions and development drilling.

     LIQUIDITY AND CAPITAL RESOURCES

               The Company has improved its overall financial condition in the last three years through restructuring its equity and its financing capabilities with its bank. The Company however, must continually seek additional sources of financing in order to support its acquisition activities. The Company, as a result of its 1995 and 1996 acquisition activities, has improved the overall reserve-to-production ratio of its properties from 5.7 years to 6.7 years. The Company financed these acquisitions, including the Fremont Acquisition, through the use of working capital, bank borrowings and equity. The Company intends to finance the acquisition of Texas Gardens with bank borrowings. The Company intends to continue this process to add stockholder value. The Company's planned capital expenditure for development and exploration in 1996 is approximately $5.5 million. The Company currently plans to utilize internally generated cash flows and bank financing to support this activity together with other types of financing, which may be more expensive, such as mezzanine, production payments and additional equity financing.
     However, there is no assurance that the Company will be successful in obtaining such additional financing. At this date, the Company has essentially fully utilized its bank financing capabilities and, therefore, future bank borrowings will be limited by its additions to its borrowing base.

               To provide additional capital for the Company to utilize in its acquisition and exploitation program, the Company may seek to sell additional equity. The market for the Company's equity is competitive and, due to the size of the Company, the results of any such offering may not be successful. Without such additional capital, the growth rate of the Company may be restricted. Also, the sale of additional equity and the utilization of equity in acquisitions may further limit the Company's utilization of its tax net operating loss carryforward.

     NEW ACCOUNTING STANDARDS

               In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which is effective for fiscal years beginning after December 15, 1995. Effective January 1, 1996, the Company adopted SFAS 121 which requires that long-lived assets (i.e., property, plant and equipment) held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. The Company did not have a material impact upon adoption of SFAS 121 in the first quarter of 1996.

                          PART II.  OTHER INFORMATION
                          ---------------------------

     ITEM 1.   LEGAL PROCEEDINGS
     ---------------------------

          See Note 6 - The Consolidated Financial Statements.


     ITEM 6.   REPORTS ON FORM 8-K DURING THE FIRST QUARTER OF 1996
     -------------------------------------------------------------

          Form 8K filed on March 31, 1996 with respect to the acquisition of Fremont Energy Corporation.

                                   SIGNATURE
                                   ---------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AMERAC ENERGY CORPORATION
                                                (Registrant)



                                         By:  /s/ JEFFREY L. STEVENS
                                            -----------------------------
                                                   Jeffrey L. Stevens
                                            Senior Vice President and Chief
                                                   Financial Officer



     Date:    May 20, 1996