Form 10QSB
period 1996-06-30
AMERAC ENERGY CORP
filed 1996-08-19
CIK 5696

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                            ----------------------

                                 FORM 10-Q SB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


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

           1201 LOUISIANA, SUITE 3350
           HOUSTON, TEXAS                                77002
           (Address of principal executive offices)      (Zip Code)



Registrant's telephone number, including area code: (713) 308-5250


        Indicate by check mark whether the registrant (1) has filed all reports required by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes X   No
             ---    ---

The number of shares of Common Stock, $.05 par value, outstanding on July 31, 1996 was 41,996,744.

                           AMERAC ENERGY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,    JUNE 30,
                                                                            1995           1996
                                                                         ------------  -----------
    A S S E T S
Current Assets
  Cash and cash equivalents                                              $   144,000   $    571,000
  Receivables
      Receivable from Property Sale                                        1,005,000            ---
      Trade Receivables                                                    1,104,000      1,492,000
                                                                        ------------   ------------

  Total current assets                                                     2,253,000      2,063,000
                                                                        ------------   ------------
Property and Equipment (using successful efforts accounting)
      Oil and gas properties at cost                                      20,614,000     29,613,000
      Less accumulated depreciation, depletion and amortization          (12,020,000)   (12,371,000)
                                                                        ------------   ------------
      Net property and equipment                                           8,594,000     17,242,000
                                                                        ------------   ------------
Other Assets                                                                 347,000        436,000
                                                                        ------------   ------------

TOTAL ASSETS                                                            $ 11,194,000   $ 19,741,000
                                                                        ============   ============

  L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

Current Liabilities
  Accrued liabilities and payables                                      $    606,000   $  1,078,000
  Current portion of Notes Payable Banks                                         ---      3,000,000
                                                                        ------------   ------------
      Total current liabilities                                              606,000      4,078,000
                                                                        ------------   ------------
Long-term Liabilities
  Notes Payable Banks                                                      3,547,000      6,490,000
  Contract Obligation                                                        641,000        205,000
  Other long-term liabilities                                                406,000        323,000
                                                                        ------------   ------------
      Total long-term liabilities                                          4,594,000      7,018,000
                                                                        ------------   ------------
Contingencies (Note 6)
Stockholders' Equity
  Preferred stock, $1 par value 10,000,000 shares authorized
  $4.00 Senior Preferred, outstanding 1,867,584 at June 30, 1996
     and 1,786,347 at December 31, 1995                                    1,786,000      1,868,000
  Common Stock, $.05 par value; 50,000,000 shares authorized;
     outstanding 20,629,416 shares at December 31, 1995 and
     25,557,893  at June 30, 1996                                          1,031,000      1,278,000
  Additional paid-in capital                                             142,211,000    143,446,000
  Accumulated deficit                                                   (139,034,000)  (137,947,000)
                                                                        ------------   ------------
  Stockholders' equity                                                     5,994,000      8,645,000
                                                                        ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 11,194,000   $ 19,741,000
                                                                        =============  ============




   The accompanying notes are an integral part of these financial statements.

                           AMERAC ENERGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

                                  (UNAUDITED)

                                                              Three Months Ended         Six Months Ended
                                                                   June 30,                  June 30,
                                                        -------------------------   -------------------------
                                                           1995          1996          1995           1996
                                                        -----------   -----------   -----------   -----------
REVENUE
 Oil and gas                                            $ 1,004,000   $ 2,594,000   $ 1,827,000   $ 4,848,000
 Other                                                       67,000        19,000        71,000        46,000
                                                        -----------   -----------   -----------   -----------
                                                          1,071,000     2,613,000     1,898,000     4,894,000
                                                        -----------   -----------   -----------   -----------

EXPENSES
  Lease operations                                          331,000       500,000       531,000       980,000
  Exploration                                               208,000         5,000       215,000         8,000
  Depreciation, depletion and amortization                  250,000       479,000       525,000       994,000
  General and Administrative                                386,000       699,000       731,000     1,122,000
  Interest Expense                                           47,000       217,000       102,000       417,000
  (Gain) Loss on sale of Properties and Other                42,000       (78,000)      (19,000)     (125,000)
                                                        -----------   -----------   -----------   -----------
                                                        $ 1,264,000     1,822,000     2,085,000     3,396,000
                                                        -----------   -----------   -----------   -----------
Income (Loss) before taxes                                 (193,000)      791,000      (187,000)    1,498,000
 Provision for taxes                                            ---           ---           ---           ---
                                                        -----------   -----------   -----------   -----------

NET INCOME (LOSS)                                          (193,000)      791,000      (187,000)    1,498,000
 Preferred dividends                                       (199,000)     (196,000)     (393,000)     (411,000)
                                                        -----------   -----------   -----------   -----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS     $  (392,000)  $   595,000   $  (580,000)  $ 1,087,000
                                                        ===========   ===========   ===========   ===========
NET INCOME (LOSS) PER COMMON STOCK                      $      (.02)  $       .02   $      (.03)  $       .04
                                                        ===========   ===========   ===========   ===========
Weighted average Common Stock outstanding                20,433,000    24,070,000    19,578,000    24,421,000
                                                        ===========   ===========   ===========   ===========




   The accompanying notes are an integral part of these financial statements.

                           AMERAC ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                  (Unaudited)



                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                  1995          1996
                                                              ------------  ------------

CASH FLOW FROM OPERATING:
      Net Income (Loss)                                       $  (187,000)  $ 1,498,000
      Adjustments needed to reconcile to net cash flows:
      Depreciation, depletion and amortization                    525,000       994,000
      Amortization of discount                                      7,000           ---
      Exploration Expenses                                        215,000           ---
      Gain on sale of properties                                  (41,000)     (125,000)
      Stock issued for compensation                                   ---       139,000
      Recognition of deferred revenue                             (76,000)      (76,000)
          Changes in current items relating to operations:
          Oil and gas receivables and other                        89,000      (388,000)
          Accounts payables                                        (4,000)      112,000
      Accrued and other long-term liabilities                    (130,000)      (82,000)
      Other                                                           ---       (72,000)
                                                              -----------   -----------
NET CASH FLOW PROVIDED BY OPERATIONS                              398,000     2,000,000
                                                              -----------   -----------
CASH FLOW FROM INVESTING:
      Proceeds from sale of assets                                 41,000     1,281,000
      Oil and gas expenditures and acquisitions                (3,942,000)   (9,171,000)
                                                              -----------   -----------
NET CASH FLOW USED FOR INVESTING                               (3,901,000)   (7,890,000)
                                                              -----------   -----------
CASH FLOW FROM FINANCING:
      Debt Repayments                                          (1,929,000)   (1,310,000)
      Bank Borrowings                                           2,347,000     7,253,000
      Sale of common stock                                            ---       364,000
      Other                                                       (79,000)       10,000
                                                              -----------   -----------
NET CASH FLOW PROVIDED BY FINANCING                               339,000     6,317,000
                                                              -----------   -----------

NET INCREASE(DECREASE)IN CASH AND EQUIVALENTS                  (3,164,000)      427,000
      Cash and equivalents at beginning of period               3,437,000       144,000
                                                              -----------   -----------

CASH AND EQUIVALENTS AT END OF PERIOD                         $   273,000   $   571,000
                                                              ===========   ===========
SUPPLEMENTAL DISCLOSURE:
      Interest paid during the period                         $    95,000   $   417,000
                                                              ===========   ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING:
      Paid dividends in-kind on the Senior Preferred Stock    $   393,000   $   411,000
      Paid compensation in Common Stock                       $    15,000   $   139,000
      Common Stock Issued in Fremont Acquisition              $       ---   $   640,000




   The accompanying notes are an integral part of these financial statements.

                           AMERAC ENERGY CORPORATION

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

                       JANUARY 1, 1996 TO JUNE 30, 1996
                                  (UNAUDITED)

                                 $4.00 SENIOR             COMMON SHARES
                               PREFERRED STOCK          ($.05 PAR VALUE)
                               ---------------          ---------------           ADDITIONAL     ACCUMULATED
                             SHARES       AMOUNT       SHARES       AMOUNT     PAID-IN CAPITAL     DEFICIT         TOTAL
                           ---------    ----------  -----------   ----------   ---------------  -------------   ----------

BALANCE -
  January 1, 1996          1,786,347    $1,786,000   20,629,416   $1,031,000     $142,211,000   $(139,034,000)  $5,994,000

Stock Issued for Fremont
  Acquisition                    ---           ---    3,293,310      165,000          475,000            ---       640,000
Stock issued for
  Compensation                   ---           ---      460,270       23,000          116,000            ---       139,000
Option Exercised                 ---           ---       90,000        5,000            5,000            ---        10,000
$4.00 Senior Preferred
  Stock Dividend              81,237        82,000          ---          ---          329,000       (411,000)          ---
Sale of Common Stock             ---           ---    1,084,897       54,000          310,000            ---       364,000

  Net Income                     ---           ---          ---          ---              ---      1,498,000     1,498,000
                           ---------    ----------   ----------   ----------     ------------  -------------    ----------
BALANCE -
  June 30, 1996            1,867,584    $1,868,000   25,557,893   $1,278,000     $143,446,000  $(137,947,000)   $8,645,000
                           =========    ==========   ==========   ==========     ============  =============    ==========




   The accompanying notes are an integral part of these financial statements.

                           AMERAC ENERGY CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


     1.   ORGANIZATION AND NATURE OF BUSINESS

            Amerac Energy Corporation, ("Amerac" or the "Company") was formed in 1969 and is headquartered in Houston, Texas. The Company is engaged in the acquisition, exploration, development and enhancement of oil and gas properties in the United States.

     2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996, and the results of operations for the three and six months ended June 30, 1995 and 1996, and cash flow for the six months ended June 30, 1995 and 1996. These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995.

            Net income (loss) per share is computed by dividing the net income or loss attributable to common shareholders by the weighted average number of shares of Common Stock outstanding. In determining the net income (loss) attributable per share, the Company decreased income by the preferred stock dividend and accretion of discount. The stock options and convertible debts are either not material or are anti-dilutive and were not included in the average shares outstanding during the periods presented.

            From 1991 until 1996, the Company has accounted for its investment in Petroleum Financial Inc. ("PFI") on the cost method of accounting. PFI performs accounting, tax, administrative, computer operations and shareholder relations activities for Amerac. In July 1995, the Company's interest in PFI increased from 15% to 26%; thus, commencing in 1996, the Company began accounting for its investment in PFI on the equity method of accounting.

            Certain amounts in the 1995 comparable data have been reclassified for consistency with the presentation of 1996 data.

     3.  INDEBTEDNESS

            On August 15, 1996, the Company amended its revolving line of credit agreement with Bank One, Texas National Association ("Bank Credit Agreement"). The amendment, among other things, increases the Company's line of credit from $15 million to $30 million and extended the due date to May 31, 1998. In addition, the Company also executed a $1 million bridge loan agreement ("Bridge Loan") that the Company will use to fund acquisitions and development expenditures. The Bridge Loan must be repaid on the earlier of the date of receipt of any funds from any equity offerings or February 16, 1997. Both of these agreements are secured by all of the Company's oil and gas properties, and contain various covenants, which may, if not met, cause the Company to be in default or reduce its access to additional borrowings. At August 1, 1996, $9.3 million was outstanding under the Bank Credit Agreement with a borrowing base of $9.7 million and a mandatory reduction of $250,000 each month. The Bank Credit Agreement bears interest at the Bank One Texas Base Rate plus three quarter percent (9%) at June 30, 1996, and the Bridge Loan bears interest at the Bank One Texas Base Rate plus two and one half percent.

     4.  SHAREHOLDER'S EQUITY

            COMMON STOCK

            At the Company's annual meeting of shareholders on July 11, 1996, the shareholders approved an amendment to convert each share of $4.00 Senior Preferred Stock (the "Senior Preferred") outstanding to

                           AMERAC ENERGY CORPORATION

                                  (UNAUDITED)


     nine (9) shares of Common Stock, thus eliminating the Senior Preferred stock. The shareholders also approved an amendment to the Certificate of Incorporation that increased the authorized Common Stock to 100 million shares. In June 1996 the Company completed a private sale of approximately
     1.08 million restricted shares of Common Stock at an average price of $.34 per share. As a result, the total outstanding shares of Common Stock were increased to 41,996,744 at July 31, 1996.

            There is no material impact on Earnings Per Share as a result of the conversion of the Senior Preferred stock

     5.  ACQUISITION ACTIVITIES

            Effective January 1, 1996, the Company acquired the Common Stock of Fremont Energy Corporation ("Fremont"), an Oklahoma-based oil and gas company, for $7 million paid in cash and 3.3 million shares of Common Stock of the Company. Fremont has 131 wells located predominately in central Oklahoma and Kansas concentrated in three major fields. Fremont's estimated net proved reserves at December 31, 1995, totaled approximately 13.4 billion cubic feet equivalent ("BCFE").

            The pro forma affect of the Fremont acquisition would not have had a material impact on the results of operations for the six months ended June 30, 1996. The pro forma impact of the Fremont acquisition, the 1995 Cosden acquisition, and the December 1995 sale of N.W. Arapahoe, assuming the transactions had occurred at January 1, 1995, would have been as follows for the six month ended June 30, 1995.

                                                         June 30, 1995
                                                         -------------
          Revenues                                       $   2,856,000
          Net Loss                                       $    (267,000)
          Net Loss applicable to Common Share Holders    $    (660,000)
          Net Loss per share                             $        (.03)

            The Company acquired on August 16, 1996, a majority interest in sixteen gas wells in the Texan Gardens Field, located in Hidalgo County, Texas. The field, situated in the heart of the Vicksburg Trend of the Texas Gulf Coast region, produces gas from multiple sands between depths of 7,700 feet to 9,400 feet. The Company's average working interest in these properties will approximate 58%, with a net revenue interest of approximately 40%. Based on a March 1, 1996 effective date, the company estimates that proved reserves associated with this $1.9 million acquisition total 4.4 BCFE, of which seventy percent are behind pipe.

            The Company acquired on August 19, 1996, a majority interest in 22 producing wells on the McLemore-Drummonds Ranch and the Sloan X's Ranch in Shackelford, Stephens, Throckmorton, and Haskell Counties of Central Texas (The "Throckmorton" acquisition). Production in this acreage is predominantly from the Mississippian at approximately 4,800 feet and the Caddo at approximately 2,800 feet. Amerac's working interest in the McLemore-Drummonds Ranch and the Sloan X's Ranch will approximate 76% and 82%, respectively. The net revenue interests in the two ranches will be 57% and 65%, respectively. Based on a June 1, 1996 effective date, the company estimates that proved reserves associated with this $1.1 million acquisition are estimated to total 224,700 barrels of oil equivalent ("BOE"), of which one hundred percent are producing.

            The Company also agreed in July 1996 to acquire a producing lease on the east flank of the Cosden Field for approximately $190,000 (The "Cosden" acquisition). Based on a July 1, 1996 effective date the Company estimates the proved reserves associated with this acquisition total 679 MMCFE. In addition to the production associated with a deep well on this new lease, the leasehold interests that come with the acquisition include rights to a behind pipe zone in a currently inactive well already owned by the Company. After closing this new acquisition, the Company intends to recomplete this inactive well in the behind pipe zone. Closing is scheduled for August 1996, however, there is no assurance that this acquisition will close.

            All acquisitions are accounted for under purchase accounting and the results of their operations will be consolidated from the date of the respective consummation.

                           AMERAC ENERGY CORPORATION

                                  (UNAUDITED)



     6.  CONTINGENCIES

            The Shurly Ranch Properties were the subject of litigation related to the proper settlement of take-or-pay monies received by the Company from El Paso Natural Gas Company ("El Paso"). The lower courts ruled in favor of the Company, but this decision was appealed by El Paso to the Texas Supreme Court. The Texas Supreme Court denied the appeal on December 9, 1993; however, El Paso had 30 days to request a rehearing on the issue, which they did not do. Therefore, on January 8, 1994, the aforementioned litigation was finalized. The Company is obligated under the settlement agreement to allow El Paso to recover the prepayment by delivering 65% of the monthly gas production volumes at an imputed price of $3.25 per MMBTU through February 1997. Beginning in March 1997, the Company has the option of 1) continuing to deliver gas until it is unable to meet the minimum delivery requirement or 2) pay the remaining unrecovered balance, not to exceed $360,000. Due to the uncertainty of El Paso's gas requirements, the Company has reviewed, in conjunction with the annual year end reserve analysis prepared by an independent petroleum engineering firm, the current economic reserve life and production capabilities of the properties to determine their ability to deliver the volumes necessary to satisfy the remaining prepayment. The Company believes that its current contract obligation of $565,000 is sufficient to cover any remaining obligation under the settlement agreement at June 30, 1996. The Company has classified the maximum unrecovered balance of $360,000 as a current obligation as of June 30, 1996.

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

                           AMERAC ENERGY CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    STRATEGY

              The Company focuses on acquisitions where a substantial portion of the value is in proved developed producing reserves which are currently generating cash flow. Management is relatively impartial as to the acquisition of gas versus oil. Although management would prefer operatorship of the properties, the Company does not pass up any opportunities for that reason. At this point, the Company has not restricted itself to seeking acquisitions in specific geographical regions.

              Along with the acquisition of properties, the Company looks for ways to exploit existing and acquired reserves by increasing production rates, accelerating reserve recoveries and, improving and extending the economic viability of the properties. Exploitation activities may include workovers, recompletions, new stimulation technology, development drilling, horizontal drilling, pressure maintenance projects, and other methods of enhanced recovery. Although the Company does not participate in rank exploration, it may participate in exploratory drilling on leases associated with existing or acquired producing properties.

              While the Company is actively pursuing these avenues, there can be no assurance that it will have successful results in its acquisition, development, exploitation and exploration efforts. There is a tremendous amount of competition in the industry and the prices paid for in-place reserves make it difficult to achieve attractive rates of return.

    ACQUISITION ACTIVITIES

              The Company has closed three acquisitions in 1996 and one acquisition is pending. See note 5.

    DEVELOPMENT ACTIVITIES

              During the first half of 1996 the Company drilled six Company-operated development wells and also participated in the installation of two five-well pilot patterns in the Company's Sacatosa Waterflood Project. Five of the development wells were in West Central Texas and one was in Oklahoma. The Texas wells include three in the North Blackwell Field and two wells in the Truby Field. The Oklahoma well is in the Alamo South Field. All six development wells and the ten wells in Sacatosa (six new wells plus four re-entries) were on properties acquired by the Company since October 1994. These wells represent the initial phase of the Company's continuing strategy of enhancing its acquisitions through exploitation.

              The South Timbalier Block 198 Field is located in Federal waters offshore Louisiana in the Gulf of Mexico. Amerac has a working interest of 23.1% and a net revenue interest of 19.2% in this field. During the third quarter of 1995, the A-3 and A-5 wells were successfully recompleted. Since its recompletion, the A-3 well has produced at a sustained rate of 18 MMCF plus 450 BBL of condensate per day. The A-5 well, which produced at a rate of 1.5 MMCF per day following the recompletion, has produced at a rate of
    3.1 MMCF per day since being put on compression in June 1996. These wells are the only current producers on the platform. An unsuccessful recompletion was attempted in July 1996 in the currently inactive A-2 well, which watered out in the first quarter of 1996 after producing at an average rate of 1.4 MMCF per day for the quarter.

    RESULTS OF OPERATIONS

    Six Months Ended June 30, 1995 compared with Six Months Ended June 30, 1996

              Oil and gas revenues increased from $1.8 million in the first six months of 1995 to $4.8 million during the comparable period in 1996 as a result of an increase in oil and gas production and prices. Gas production for the six months increased from approximately 3.3 Mmcf per day in the first six months of 1995 to approximately 6.8 Mmcf per day for the comparable period in 1996, oil production increased from approximately 312 barrels per day to 500 barrels per day, respectively, primarily as a result of the acquisitions. The average prices received for production increased for oil from $16.75 per Bbl during the first

                           AMERAC ENERGY CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS --(CONTINUED)


    six months of 1995 to $19.47 per Bbl during the comparable period in 1996 and gas prices increased from an average of $1.61 per Mcf for the first six months of 1995 production to an average of $2.35 per Mcf for the first six months of 1996 production.

              Lease operating expenses increased from $531,000 in the first six months of 1995 to $980,000 for the comparable period in 1996 as a result of the additional wells added through the acquisitions and development drilling. Depreciation and amortization expense also increased from $525,000 during the first six months of 1995 to $994,000 for the comparable period in 1996 as a result of an increase in asset growth from acquisition and production, and a decline in gas reserves from the Company's offshore properties.

              Administrative expenses increased from $731,000 for the first six months of 1995 to $1.1 million for the comparable period in 1996 due to the acquisition activities and related increases in overhead.

              Interest expense increased from $102,000 in the first six months of 1995 to $417,000 for the comparable period in 1996 as a result of the incurrance of additional bank indebtedness to fund acquisitions and development drilling.

    Three Months Ended June 30, 1995 compared with Three Months Ended June 30, 1996

              Oil and gas revenues increased from $1 million in the second quarter of 1995 to $2.6 million during the comparable period in 1996 as a result of an increase in oil and gas production and prices. Gas production for the three months increased from approximately 3.8 Mmcf per day in the second quarter of 1995 to approximately 6.9 Mmcf per day for the comparable period in 1996, oil production increased from approximately 295 barrels per day to 575 barrels per day, respectively, primarily as a result of the acquisitions. The average prices received for production increased for oil from $17.99 per Bbl during the second quarter of 1995 to $20.67 per Bbl during the comparable period in 1996 and gas prices increased from an average of $1.50 per Mcf for the second quarter of 1995 production to an average of $2.25 per Mcf for the second quarter of 1996 production.

              Lease operating expenses increased from $331,000 in the second quarter of 1995 to $500,000 in the comparable period in 1996 as a result of the additional wells added through the acquisitions and development drilling. Depreciation and amortization expense also increased from $250,000 during the second quarter of 1995 to $479,000 for the comparable period in 1996 as a result of an increase in asset growth from acquisition and production, and a decline in gas reserves from the Company's offshore properties.

              Administrative expenses increased from $386,000 for the second quarter of 1995 to $699,000 for the comparable period in 1996 due to the acquisiton activities and related increases in overhead.

              Interest expense increased from $47,000 in the second quarter of 1995 to $217,000 for the comparable period in 1996 as a result of the incurrance of additional bank indebtedness to fund acquisitions and development drilling.

    LIQUIDITY AND CAPITAL RESOURCES

              The Company has improved its overall financial condition in the last three years through restructuring its equity and its financing capabilities with its bank. The Company however, must continually seek additional sources of financing in order to support its acquisition and exploitation activities. The Company, as a result of its acquisition activities, has improved the overall reserve-to-production ratio of its properties from 2.8 years to 6.9 years at June 30, 1996. The Company financed these acquisitions, including the Fremont acquisition, through the use of working capital, bank borrowings and equity. The Company has financed the acquisition of Texan Gardens and Throckmorton and expects to finance the acquisition of Cosden

                           AMERAC ENERGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS --(CONTINUED)


    with increased bank borrowings based on increase in its the enhanced reserve base resulting from such acquisitions and the Bridge Loan. The Company currently plans to utilize internally generated cash flows and bank financing to support future acquisitions together with other types of financing, which may be more expensive, such as mezzanine, production payments and additional equity financing. However, there is no assurance that the Company will be successful in obtaining such additional financing. In June 1996 the Company completed a private sale of approximately 1.08 million restricted shares of Common Stock at an average price of $.34 per share. At August 1, 1996, the Company has essentially fully utilized its bank financing capabilities and, therefore, future bank borrowings will be limited by its additions to its borrowing base and Bridge Loan. The Company has revised its Bank Credit Agreement (see note 3).

    NEW ACCOUNTING STANDARDS

      In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets for the Long-Lived Assets to be Disposed Of" ("SFAS 121"), which is effective for fiscal years beginning after December 15, 1995. Effective January 1, 1996, the Company adopted SFAS 121 which requires that long-lived assets (i.e., property, plant and equipment) held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. The Company did not have a material impact upon adoption of SFAS 121 in the first quarter of 1996.

                          PART II.  OTHER INFORMATION


    ITEM 1.  LEGAL PROCEEDINGS

     See Note 6 - The Consolidated Financial Statements.


    ITEM 6.  REPORTS ON FORM 8-K DURING THE SECOND QUARTER OF 1996

     None

    EXHIBITS
    --------

      10-(12) Agreement with Bentley Securities Corporation dated May 17, 1996, relating to the private placement of preferred stock.

                                   SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERAC ENERGY CORPORATION
                                         (Registrant)



                                   By:  /s/  JEFFREY L. STEVENS
                                      -----------------------------------------
                                      Jeffrey L. Stevens
                                      Senior Vice President and Chief Financial
                                       Officer



    Date:    August 19, 1996