Form 10QSB
period 1996-09-30
AMERAC ENERGY CORP
filed 1996-11-13
CIK 5696

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                            ----------------------

                                 FORM 10-Q SB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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

     The number of shares of Common Stock, $.05 par value, outstanding on November 1, 1996 was 42,530,252.

================================================================================

                           AMERAC ENERGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                         DECEMBER 31,   SEPTEMBER 30,
                                                                             1995            1996
                                                                        --------------  --------------
                                                                                          (unaudited)
                        A S S E T S
Current Assets
  Cash and cash equivalents                                             $     144,000   $     100,000
  Receivables
    Receivable from property sale                                           1,005,000             ---
    Trade receivables                                                       1,104,000       2,035,000
                                                                        -------------   -------------

  Total current assets                                                      2,253,000       2,135,000
                                                                        -------------   -------------
Property and Equipment (using successful efforts accounting)
    Oil and gas properties at cost                                         20,614,000      33,442,000
    Less accumulated depreciation, depletion and amortization             (12,020,000)    (13,055,000)
                                                                        -------------   -------------
  Net property and equipment                                                8,594,000      20,387,000
                                                                        -------------   -------------
Other Assets                                                                  347,000         583,000
                                                                        -------------   -------------

TOTAL ASSETS                                                            $  11,194,000   $  23,105,000
                                                                        =============   =============

 L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

Current Liabilities
    Accrued liabilities and payables                                    $     606,000   $   1,038,000
    Current portion of notes payable banks                                        ---       3,849,000
                                                                        -------------   -------------
      Total current liabilities                                               606,000       4,887,000
                                                                        -------------   -------------
Long-term Liabilities
    Notes payable banks                                                     3,547,000       8,650,000
    Contract obligation                                                       641,000         174,000
    Other long-term liabilities                                               406,000         323,000
                                                                        -------------   -------------
      Total long-term liabilities                                           4,594,000       9,147,000
                                                                        -------------   -------------
Contingencies (Note 6)
Stockholders' Equity
  Preferred stock, $1 par value 10,000,000 shares authorized:
   $4.00 Senior Preferred, 1,786,347 outstanding at December 31, 1995
   and zero outstanding at September 30, 1996.                              1,786,000             ---
  Common Stock, $.05 par value; 50,000,000 shares authorized;
   outstanding 20,629,416 shares at December 31, 1995 and
   42,530,252 at September 30, 1996                                         1,031,000       2,126,000
  Additional paid-in capital                                              142,211,000     144,507,000
  Accumulated deficit                                                    (139,034,000)   (137,562,000)
                                                                        -------------   -------------
Stockholders' equity                                                        5,994,000       9,071,000
                                                                        -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  11,194,000   $  23,105,000
                                                                        =============   =============


  The accompanying notes are an integral part of these financial statements.

                           AMERAC ENERGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

                                  (UNAUDITED)


                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
                                                       ---------------------------     ---------------------------
                                                           1995            1996            1995            1996
                                                       -----------     -----------     -----------     -----------
REVENUE
      Oil and gas                                      $   953,000     $ 2,584,000     $ 2,780,000     $ 7,432,000
      Other                                                 46,000          (4,000)         65,000          42,000
                                                       -----------     -----------     -----------     -----------
                                                           999,000       2,580,000       2,845,000       7,474,000
                                                       -----------     -----------     -----------     -----------

EXPENSES
      Lease operating                                      230,000         597,000         761,000       1,577,000
      Exploration                                           26,000          22,000         241,000          29,000
      Depreciation, depletion and amortization             286,000         699,000         811,000       1,693,000
      General and administrative                           452,000         627,000       1,182,000       1,749,000
      Interest Expense                                      16,000         245,000         159,000         662,000
      (Gain) Loss on sale of properties and other              ---             ---        (111,000)       (124,000)
                                                       -----------     -----------     -----------     -----------
                                                         1,010,000       2,190,000       3,043,000       5,586,000
                                                       -----------     -----------     -----------     -----------

Income (loss) before taxes                                 (11,000)        390,000        (198,000)      1,888,000
Provision for taxes                                            ---          (5,000)            ---          (5,000)
                                                       -----------     -----------     -----------     -----------

NET INCOME (Loss)                                      $   (11,000)    $   385,000     $  (198,000)    $ 1,883,000
      Preferred dividends                                 (204,000)            ---        (597,000)       (411,000)
                                                       -----------     -----------     -----------     -----------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS    $  (215,000)    $   385,000     $  (795,000)    $ 1,472,000
                                                       ===========     ===========     ===========     ===========

NET INCOME (LOSS) PER COMMON STOCK                     $      (.01)    $       .01     $      (.04)    $       .05
                                                       ===========     ===========     ===========     ===========

Weighted average Common Stock outstanding               20,471,000      42,420,000      19,230,000      30,465,000
                                                       ===========     ===========     ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                           AMERAC ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                  (UNAUDITED)


                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                  1995          1996
                                                              -----------   ------------

CASH FLOW FROM OPERATING:
    Net Income (Loss)                                         $  (198,000)  $  1,883,000
    Adjustments needed to reconcile to net cash flows:
    Depreciation, depletion and amortization                      811,000      1,693,000
    Amortization of discount                                       22,000            ---
    Exploration expenses                                          241,000         29,000
    Stock issued for compensation                                  15,000        180,000
    Gain on sale of properties                                   (111,000)      (124,000)
    Recognition of deferred revenue                              (263,000)      (105,000)
    Changes in current items relating to operations:
        Accounts receivables and other                             92,000       (931,000)
        Accounts payables                                          (5,000)        72,000
        Accrued and other long-term-liabilities                  (170,000)       (84,000)
                                                              -----------   ------------

NET CASH FLOW PROVIDED BY OPERATIONS                              434,000      2,613,000
                                                              -----------   ------------

CASH FLOW FROM INVESTING:
    Oil and gas expenditures                                   (4,124,000)   (12,995,000)
    Proceeds from sale of assets                                  136,000      1,281,000
    Other property and equipment                                      ---       (268,000)
                                                              -----------   ------------

NET CASH FLOW PROVIDED BY INVESTING                            (3,988,000)   (11,982,000)
                                                              -----------   ------------

CASH FLOW FROM FINANCING:
    Debt repayments                                            (1,929,000)    (1,930,000)
    Bank borrowings                                             2,447,000     10,881,000
    Sales of Common Stock                                             ---        364,000
    Other                                                        (139,000)        10,000
                                                              -----------   ------------

NET CASH FLOW PROVIDED BY FINANCING                               379,000      9,325,000
                                                              -----------   ------------

NET INCREASE(DECREASE)IN CASH AND EQUIVALENTS                  (3,175,000)       (44,000)
    Cash and equivalents at beginning of period                 3,437,000        144,000
                                                              -----------   ------------

CASH AND EQUIVALENTS AT END OF PERIOD                         $   262,000   $    100,000
                                                              ===========   ============

SUPPLEMENTAL DISCLOSURE:
    Interest paid during the period                           $   153,000   $    662,000
                                                              ===========   ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING:
    Paid dividends in-kind on the Senior Preferred Stock      $   597,000   $    411,000
    Paid compensation in Common Stock                         $    15,000   $    180,000
    Common Stock issued in Fremont Acquisition                $       ---   $    640,000
    Conversion of Senior Preferred Stock to Common Stock      $       ---   $        ---




   The accompanying notes are an integral part of these financial statements.

                           AMERAC ENERGY CORPORATION

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

                    DECEMBER 31, 1995 TO SEPTEMBER 30, 1996
                                  (UNAUDITED)

                                   $4.00 SENIOR              COMMON SHARES
                                  PREFERRED STOCK           ($.05 PAR VALUE)        ADDITIONAL
                             ------------------------   ------------------------     PAID-IN       ACCUMULATED
                               SHARES        AMOUNT       SHARES        AMOUNT       CAPITAL         DEFICIT        TOTAL
                             ----------   -----------   ----------    ----------   ------------   -------------   ----------

BALANCE -
   December 31, 1995          1,786,347   $ 1,786,000   20,629,416    $1,031,000   $142,211,000   $(139,034,000)  $5,994,000
                             ----------   -----------   ----------    ----------   ------------   -------------   ----------


   Fremont Acquisition              ---           ---    3,293,310       165,000        475,000             ---      640,000
   Stock issued for
      Compensation
      and other                     ---           ---      714,373        36,000        154,000             ---      190,000
      $4.00 Senior Preferred:
      Stock Dividend             81,237        82,000          ---           ---        329,000        (411,000)         ---
      Conversion             (1,867,584)   (1,868,000)  16,808,256       840,000      1,028,000             ---          ---
   Sale of Common Stock             ---           ---    1,084,897        54,000        310,000             ---      364,000

   Net Income                       ---           ---          ---           ---            ---       1,883,000    1,883,000
                             ----------   -----------   ----------    ----------   ------------   -------------   ----------

BALANCE -
   September 30, 1996        $      ---   $       ---   42,530,252    $2,126,000   $144,507,000   $(137,562,000)  $9,071,000
                             ==========   ===========   ==========    ==========   ============   =============   ==========



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

  2. SUMMARY OF SIGNIFICATION ACCOUNTING POLICIES

     The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996, and the results of operations for the three months and nine months ended September 30, 1995 and 1996, and cash flow for the nine months ended September 30, 1995 and 1996. These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995.

     Net income (loss) per share is computed by dividing the net income or loss attributable to common shareholders by the weighted average number of shares of Common Stock outstanding. In determining the net income (loss) attributable per share for the periods shown other than for the three months ended September 30, 1996, the Company decreased income by the preferred stock dividend and accretion of discount. The stock options are not material or are anti-dilutive and are not included in the average shares outstanding during the periods presented.

     From 1991 until 1996, the Company has accounted for its investment in Petroleum Financial Inc. ("PFI") on the cost method of accounting. PFI performs certain financial, accounting, tax, administrative, land, computer operations and shareholder relations activities for Amerac. In July 1995, the Company's interest in PFI increased from 15% to 26%; thus, commencing in 1996, the Company began accounting for its investment in PFI on the equity method of accounting.

  3. INDEBTEDNESS

     On August 15, 1996, the Company amended its revolving line of credit agreement with Bank One, Texas National Association ("Bank Credit Agreement"). The amendment, among other things, increases the Company's line of credit from $15 to $30 million and extended the due date to May 31, 1998. In addition, the Company also executed a $1 million bridge loan agreement ("Bridge Loan") a portion of which the Company has used to fund acquisitions and development expenditures. The Bridge Loan must be repaid on the earlier of the date of receipt of any funds from any equity offerings or February 16, 1997 and bears interest at the Bank One Texas Base Rate plus two and one-half percent which is currently 10.75%. Both of these agreements are secured by all of the Company's oil and gas properties, and contain various covenants which may, if not met, cause the Company to be in default or reduce its access to additional borrowings. At November 1, 1996, there was $849,000 outstanding under the bridge loan facility and $11.7 million was outstanding under the Bank Credit Agreement. The Company's borrowing base was $11.7 million at November 1, 1996 with a mandatory reduction of $250,000 each month. The Bank Credit Agreement bears interest at the Bank One Texas Base Rate plus three quarter percent (9%) at September 30, 1996.

  4. SHAREHOLDER'S EQUITY

     COMMON STOCK

     The Company has called a Special Meeting of Stockholders for November 20, 1996, for the purpose of approving an amendment to the Company's Certificate of Incorporation (the "Amendment"). The Amendment would provide for a one-for-fifteen reverse split of Common Stock. If this Amendment is approved, the outstanding stock will be reduced from 42,530,252 at November 1, 1996 to 2,835,350.

                           AMERAC ENERGY CORPORATION

                                  (UNAUDITED)


   At the Company's annual meeting of Shareholders on July 11, 1996, the Shareholders approved an amendment to convert each share of $4.00 Senior Preferred Stock (the "Senior Preferred") outstanding to nine (9) shares of Common Stock thus eliminating the Senior Preferred Stock. The Shareholders also approved an amendment to the Certificate of Incorporation that increased the authorized Common Stock to 100 million shares. In June 1996, the Company completed a private sale of approximately 1.08 million restricted shares of Common Stock at an average price of $.34 per share.

   Supplemental Pro Forma Earning (Loss) Per Share would have been $.00 for the three months ended September 30, 1995 and $(.01) for the nine months ended September 30, 1995, if the Senior Preferred Stock conversion occurred on January 1, 1995. The Supplemental Pro Forma Earning Per Share would have been unchanged at $.01 for the three months ended September 30, 1996 and $.05 for the nine months ended September 30, 1996.

   As a result of the conversion of the Senior Preferred Stock the utilization of the Net Operating Tax Loss Carryforward of approximately $200 million will be limited to an annual utilization of approximately $300,000 per year. The Company's statutory depletion carryforwards will not be limited as a result of the Senior Preferred Stock Conversion.

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

   The Company acquired on August 16, 1996 a majority interest in sixteen gas wells in the Texan Gardens Field, located in Hidalgo County, Texas. The field, situated in the heart of the Vicksburg Trend of the Texas Gulf Coast region, produces gas from multiple sands between depths of 7,700 feet to 9,400 feet. The Company's average working interest in these properties approximates 58%, with a net revenue interest averaging 40%. Based on a March 1, 1996 effective date, the Company estimated that proved reserves associated with this $1.8 million acquisition totaled 4.4 BCFE, of which seventy percent are behind pipe.

   The Company acquired on August 19, 1996 a majority non-operated interest in 22 producing wells from numerous working interest owners on the McLemore-Drummonds Ranch and the Sloan X's Ranch in Shackelford, Stephens, Throckmorton, and Haskell Counties of Central Texas (The "Throckmorton" acquisition). Production in this acreage is predominantly from the Mississippian at approximately 4,800 feet and the Caddo at approximately 2,800 feet. Amerac's working interest in the McLemore-Drummonds Ranch and the Sloan X's Ranch approximates 76% and 82%, respectively. The net revenue interests in the two ranches are 57% and 65%, respectively. Based on a June 1, 1996 effective date, the company estimated that proved reserves associated with the $1.1 million acquisitions totaled 224,700 barrels of oil equivalent ("BOE"), of which one hundred percent are producing.

   The Company also acquired in August 1996, a producing lease on the east flank of the Cosden Field for approximately $190,000. Based on a July 1, 1996 effective date, the Company estimated the proved reserves associated with this acquisition totaled 679 MMCFE. In addition to the production associated with a deep well on this new lease, the leasehold interests that come with the acquisition include rights to a behind pipe zone in a currently inactive well already owned by the Company. The Company intends to recomplete this inactive well in the behind pipe zone.

                           AMERAC ENERGY CORPORATION

                                  (UNAUDITED)


   These acquisitions are accounted for under purchase accounting and results of operations will be consolidated from the date of the respective consummation.

   The pro forma impact of the Fremont acquisition, the Texan Gardens Field acquisition, the 1995 Cosden acquisition, and the December 1995 sale of N.W. Arapahoe, assuming the transactions had occurred at January 1, 1995, would have been as follows for the nine months ended September 30, 1996 and September 30, 1995. The 1996 Throckmorton acquisition and the 1996 Cosden acquisition would not have a material impact on the Pro Forma Statement of Operations, and, thus have not been included.


                                September 30, 1996  September 30,1995
                                ------------------  ------------------
 Revenues                           $7,829,000          $5,367,000
 Net Income (Loss)                  $1,811,000          $      ---
 Net Income (Loss) applicable
  to Common Shareholder             $1,400,000          $   (1,000)
 Net Income (Loss) per share        $      .05          $     (.03)


6. CONTINGENCIES

   The Company's Shurly Ranch Properties were the subject of litigation related to the proper settlement of a take-or-pay payment received by the Company from El Paso Natural Gas Company ("El Paso"). The Company is obligated under a settlement agreement dated January 8, 1994, to allow El Paso to recover the prepayment by delivering 65% of the monthly gas production volumes at an imputed price of $3.25 per MMBTU through February 1997. Beginning in March 1997, the Company has the option of (1) continuing to deliver gas until it is unable to meet the minimum delivery requirement or (2) paying the remaining unrecovered balance, not to exceed $360,000. Due to the uncertainty of El Paso's gas requirements, the Company has reviewed, in conjunction with the annual year end reserve analysis prepared by an independent petroleum engineering firm, the current economic reserve life and production capabilities of the properties to determine their ability to deliver the volumes necessary to satisfy the remaining prepayment. The Company believes that its current contract obligation of $534,000 is sufficient to cover any remaining obligation under the settlement agreement at September 30, 1996. The Company has classified the maximum unrecovered balance of $360,000 as a current obligation as of September 30, 1996.

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

ACQUISITION AND DIVESTITURE ACTIVITIES

   The Company has closed four acquisitions in 1996. See Note 5.

   The Company is in discussion with a third party concerning the sale of its short lived South Timbalier 198 property. South Timbalier 198 is the Company's only offshore property and is the last remaining significant property not acquired under the strategy being executed by current management. There is no assurance that a sale will take place.

DEVELOPMENT ACTIVITIES

   With the completion of two new wells on the Throckmorton property, located in Throckmorton County, the Company has successfully completed nine development wells since it changed its focus in mid 1994 to acquisitions. All of these development wells have been drilled on properties acquired by the Company since mid 1994. The Company plans additional development activities to take place primarily in 1997.

                           AMERAC ENERGY CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1995 compared with Nine Months Ended September 30, 1996

   Oil and gas revenues increased from $2.8 million in the first nine months of 1995 to $7.4 million during the comparable period in 1996 as a result of an increase in oil and gas production as due to acquisitions and improved prices. Gas production for the nine months increased from approximately 3.1 MMCF per day in the first nine months of 1995 to approximately 7 MMCF per day for the comparable period in 1996. Oil production increased from 302 barrels per day to 487 barrels per day in 1996. The average prices received for gas increased from $1.50 per Mcf for the first nine months of 1995 production to $2.37 per Mcf for the first nine months of 1996, the average price received for oil production increased from $16.82 per Bbl during the first nine months of 1995 to $19.96 per Bbl during the comparable period in 1996.

   Lease operating expenses increased from $761,000 in the first nine months of 1995 to $1.6 million for the comparable period in 1996, as a result of the additional wells added through the acquisitions and development drilling. Depreciation and amortization expense also increased from $811,000 during the first nine months of 1995 to $1.7 million for the comparable period in 1996 as a result of an increase in asset growth from acquisition and production, and a decline in gas reserves from the Company's offshore properties.

   Administrative expenses increased from $1.2 million for the first nine months of 1995 to $1.7 million for the comparable period in 1996, due to the acquisition activities and related increases in overhead, as well as the cost of conversion of the Preferred Stock and related Shareholder costs.

   Interest expense increased from $159,000 in the first nine months of 1995 to $662,000 for the comparable period in 1996 as a result of additional bank indebtedness incurred for the acquisitions.

Three Months Ended September 30, 1995 compared with Three Months Ended September 30, 1996

   Oil and gas revenues increased from $953,000 in the third quarter of 1995 to $2.6 million during the comparable period in 1996 due to an increase in oil and gas production as a result of acquisitions and improved prices. Gas production increased from approximately 3.4 MMCF per day in the third quarter of 1995 to approximately 7.9 MMCF per day for the comparable period in 1996. Oil production increased from 306 barrels per day in 1995 to 505 barrels per day. The average prices received for gas increased from $1.48 per Mcf for the third quarter of 1995 production to an average of $2.37 per Mcf for the third quarter of 1996, the average price received for oil production increased for oil from $16.87 per Bbl during the third quarter of 1995 to $20.42 per Bbl during the comparable period in 1996.

   Lease operating expenses increased from $230,000 in the third quarter of 1995 to $597,000 in the comparable period in 1996 as a result of the additional wells added through the acquisitions and development drilling. Depreciation and amortization expense also increased from $286,000 during the third quarter of 1995 to $699,000 for the comparable period in 1996 as result of an increase in asset growth from acquisition and production, and a decline in gas reserves from the Company's offshore properties.

   Administrative expenses increased from $452,000 for the third quarter of 1995 to $627,000 for the comparable period in 1996 due to the acquisition activities and related increases in overhead as well as the cost of conversion of the Preferred Stock and related Shareholder costs.

   Interest expense increased from $16,000 in the third quarter of $245,000 for the comparable period in 1996 as result of additional bank indebtedness incurred for the acquisitions.

                           AMERAC ENERGY CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

   The Company has improved its overall financial condition in the last three years through restructuring its equity and its financing arrangements with its bank. The Company however, must continually seek additional sources of financing in order to support its acquisition and exploitation activities. The Company has financed these acquisitions, including the Fremont acquisition, through the use of working capital, bank borrowings and equity. The Company has financed the acquisition of Texan Gardens and Cosden with increased bank borrowings based on increases in its reserve base resulting from such acquisitions and the Bridge Loan. The Company currently plans to utilize internally generated cash flows and bank financing to support future acquisitions together with other types of financing, which may be more expensive, such as mezzanine, production payments and additional equity financing. However, there is no assurance that the Company will be successful in obtaining such additional financing. In June 1996, the Company completed a private sale of approximately 1.08 million restricted shares of Common Stock at an average price of $.34 per share. At November 1, 1996, the Company has essentially fully utilized its bank financing capabilities and, therefore, future bank borrowings will be limited by its additions to its borrowing base and Bridge Loan. The Company has revised its Bank Credit Agreement (see note 3). The Company intends to repay the current portion of Bank Debt from cash flow provided by operations and additional funds raised through the private placement of equity.

   The Company is currently negotiating with private investors regarding a potential private placement of approximately $4 million of equity. Certain of these private investors are also considering investing approximately $1.25 million in an exploitation project on the Eastern Shelf of the Permian Basin with the Company. There is no assurance that either of these private placements will take place.

NEW ACCOUNTING STANDARDS

   In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets for the Long-Lived Assets to be Disposed Of" ("SFAS 121"), which is effective for fiscal years beginning after December 15, 1995. Effective January 1, 1996, the Company adopted SFAS 121 which requires that long-lived assets (i.e., property, plant and equipment) held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. The Company did not have a material impact upon adoption of SFAS 121.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   See Note 6 - The Condensed Consolidated Financial Statements.


ITEM 6.  REPORTS ON FORM 8-K DURING THE THIRD QUARTER OF 1996

   None

EXHIBITS
--------

10-(13) Credit Agreement between Amerac Energy Corporation and Bank One dated August, 15, 1996.

10-(14) First Amendment to Amended and Restated Credit Agreement dated January 16, 1996.

10-(15) Second Amendment to Amended and Restated Credit Agreement dated August 15, 1996.

                                   SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AMERAC ENERGY CORPORATION
                                                (Registrant)



                                         By:     /s/ JEFFREY L. STEVENS
                                            ------------------------------------
                                                     Jeffrey L. Stevens
                                              Senior Vice President and Chief
                                                     Financial Officer



Date: November 14, 1996