Form 10KSB40
period 1996-12-31
AMERAC ENERGY CORP
filed 1997-03-31
CIK 5696

-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                  FORM 10-KSB

     [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                       FOR THE FISCAL YEAR ENDED
                           DECEMBER 31, 1996

                                  OR

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               FOR THE TRANSITION PERIOD FROM ______ TO  _______

                         COMMISSION FILE NUMBER 1-9933

                           AMERAC ENERGY CORPORATION

                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 DELAWARE                               75-2181442
       (State or Other Jurisdiction of              (I.R.S. Employer
       Incorporation or Organization)              Identification No.)

       1201 LOUISIANA, SUITE 3350
       Houston, Texas                               77002-5609
       (Address of Principal Executive Offices)     (Zip Code)

     Issuer's Telephone Number, Including Area Code:   (713) 308-5250

        Securities registered under Section  12(b) of the Exchange Act:

                                               NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                   ON WHICH REGISTERED
          -------------------                  ---------------------
 Common Stock (Par Value $.05 per share)       American Stock Exchange
 Common Stock (Par Value $.05 per share)         Boston Stock Exchange

  SECURITIES REGISTERED PURSUANT TO SECTION  12(G) OF THE EXCHANGE ACT: NONE

Check whether the issuer: (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X   NO

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

For the twelve-month period ended December 31, 1996, the issuers revenue was $10,644,000.

As of March 20, 1997, the aggregate market value of the issuers Common Stock held by non-affiliates was approximately $32,565,000.

The number of shares outstanding of the issuer's Common Stock as of March 22, 1997, was 3,885,588.

                  DOCUMENTS INCORPORATED BY REFERENCE

The issuers definitive proxy statement for the 1996 Annual Meeting of Stockholders is incorporated by reference into Part III of the Form 10KSB.

      Transitional Small Business Disclosure Format (check
one):    YES        NO   X
             ___       ____


-------------------------------------------------------------------------------

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

   Amerac Energy Corporation (the "Company" or "Amerac") is engaged in the acquisition, development and enhancement of and exploration for oil and gas in the United States. While the Company was formed in 1969, it is only since mid 1994 that the Company has been focused on growth through acquisitions and exploitation. Since that time, the Company has grown its asset base and market capitalization substantially. Total proved reserves increased from 12.8 billion cubic feet equivalent ("Bcfe") at December 31, 1995 to 30.1 Bcfe at December 31, 1996, an increase of 135%. Since the beginning of 1996, the Company has increased its estimated undiscounted future net cash flows assuming unescalated prices prevailing at the time from $14.1 million to $31.3 million at December 31, 1996, a 122% increase. The Company's finding and development cost for 1996 was $4.89 per barrel of oil equivalent ("BOE"). As of March 20, 1997, the market value of the Company's common stock was approximately $33 million.

   The Company's headquarters is in Houston, Texas. At December 31,1996, Amerac employed ten people.

ACQUISITIONS

   During 1996, the Company spent $10.1 million in cash and issued 220,000 common shares in connection with five acquisitions of oil and gas properties located primarily in Texas and Oklahoma. Those acquisitions, which included interests in 174 producing wells, increased the Company's reserve base by nearly 21 Bcfe.

   In 1995, the Company spent $4.3 million in cash in connection with three acquisitions in Texas. The 1995 acquisitions included interests in ten producing wells and added 7.4 Bcfe of reserves.

   In 1994, Amerac acquired interests in four wells with reserves of 1.8 Bcfe for $1.5 million.

  (See Note 2 to the Consolidated Financial Statements.)

SIGNIFICANT PROPERTY

   The Company's South Timbalier 198 offshore property accounted for approximately 44% of the Company's gross revenues in 1996. In December 1996, the property began to produce water. It is anticipated that the primary well on this property, which at year-end was producing at a rate of 567 million cubic feet ("MMcf") a month (109 MMcf per month net to the Company's interest), is expected to deplete in 1997. Should the second of the two wells on this property deplete, and if no additional drilling takes place, the Company estimates that its share of the cost of plugging the existing wells and abandoning the offshore platform could be as much as $600,000. The Company will need to replace the revenue from this property by acquisitions of producing properties in order to maintain its revenues and earnings.

SIGNIFICANT OIL AND GAS PURCHASERS

   Oil sales are made on a day-to-day basis or under short-term contracts at approximately the current area posted price. The loss of any oil purchaser would not be expected to have an adverse effect upon the Company's operations. The following is a listing of significant oil purchasers during the three-year period ended December 31, 1996, and the approximate percentage of oil revenue derived from each:


                                            PERCENT
                                        ----------------
           CRUDE OIL PURCHASERS         1996  1995  1994
           --------------------         ----  ----  ----
          Sun Refining & Marketing
           Company                       28    31    13
          Transco Liquids Company        14    11    16
          EOTT Energy Corporation        13    --    --
          Koch Oil Company               10    --    10
          Union Pacific Fuels, Inc.       5    15    10
          Marathon                       --    34    55

   A majority of the Company's natural gas is sold pursuant to short-term contracts at prices that fluctuate at a premium or discount to the spot market. Under the terms of the contracts, the gas purchasers may elect to purchase less gas than the wells are able to produce, and the Company may be unable to sell the excess production to other purchasers. Following is a listing of the significant natural gas purchasers during the three-year period ended December 31, 1996, and the approximate percentage of natural gas revenues derived from each:

          NATURAL GAS PURCHASERS            PERCENT
          ----------------------        --------------
                                        1996 1995 1994
                                        ---- ---- ----

          MG Natural Gas Corporation     27    18  --
          Amoco Production Company       22    --  ---
          Energy Source                  12    --  ---
          Transco Liquids Company       ---    39   77

   There are no other customers of the Company that individually accounted for more than 10% of the Company's revenues during the three years ended December 31, 1996.

COMPETITION

   The oil and gas acquisitions market is highly competitive and thus the opportunities for high rates of return on investment are limited. The price paid for in-place oil and gas reserves is highly dependent on forecast oil and gas prices, which historically has been very volatile (see Price Volatility). Many companies with which the Company competes possess resources far greater than those of the Company.

   The marketing of oil and gas is affected by a number of factors that are beyond the control of the operators of the properties, the effect of which cannot be accurately predicted. These factors include, among others, crude oil imports, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels, and other matters affecting the availability of a ready market, such as fluctuating supply and demand.

PRICE VOLATILITY

   The revenues generated by the company are highly dependent upon the prices of oil and natural gas. Approximately 55% of the Company's future gross revenues attributable to its proved reserves as of December 31, 1996, are from natural gas based on an average price of approximately $2.95 per thousand cubic feet ("Mcf"), and the balance of such revenues are from oil based on an average price of approximately $24.25 per barrel ("Bbl"). In the past five years the Company's annual average sales price for natural gas has ranged from a high of $2.29 per Mcf in 1996 to a low of $1.62 per Mcf in 1995, and its annual average sales price for oil has ranged from a low of $14.52 per Bbl in 1993 to a high of $21.12 per Bbl for 1996. Various factors beyond the control of the Company will continue to affect oil and gas prices.

   Pursuant to requirements of the Securities and Exchange Commission, calculations of the Company's reserves and present value of future net cash flows from proved reserves ("PV-10") are based upon prices prevailing at the end of the year. Crude oil and natural gas prices at December 31, 1996 were substantially higher than those realized on average by the Company over the past five years. Also, prices at the end of the first quarter of 1997 are below those at year-end 1996. For purposes of assessing the sensitivity of the Company's PV-10 to changes in prices, the Company estimates that if the natural gas and crude oil prices in its calculations were reduced by $.10 per Mcf and $1.00 per Bbl, the PV-10 value would be reduced by approximately $0.5 million and $1.0 million, respectively. Such calculations assume that quantities of recoverable reserves remain constant and therefore would not be accurate if prices decreased to a level at which reserves would no longer be economically recoverable.

REGULATION

  The Company's operations are affected in various degrees by political developments, federal, and state laws and regulations. In particular, oil and gas production operations and economics are affected by price controls, tax and other laws relating to the petroleum industry, by changes in such laws and by constantly changing administrative regulations and the interpretation and application of such rules and regulations.

  Environmental Laws. The Company's activities are subject to existing federal and state laws and regulations governing environmental quality and pollution control. Such laws and regulations may substantially increase the costs of exploring for, developing or producing oil and gas and may prevent or delay the commencement or continuation of a given operation. In the opinion of the Company's management, its operations comply with all applicable environmental laws and regulations, and the cost of such compliance has not been material. Where the Company's properties are operated by other companies, the Company relies on the operator to comply with environmental laws.

   General. The Company's activities are subject to statutory provisions regulating oil and gas drilling and production. Such statutes and regulations require permits for drilling operations, drilling bonds and reports to be filed concerning operations and production from oil and gas wells. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from the Company's properties. Some jurisdictions have enacted statutes prescribing ceiling prices for gas sold therein.

TAXATION

  Certain provisions of the Internal Revenue Code of 1986 (the "Code"), as amended, applicable to the petroleum industry affect the Company's oil and gas operations. Current law permits the Company to deduct currently, rather than capitalize, intangible drilling and development costs incurred or borne by it. The Company, as an independent producer, is also entitled to a deduction for percentage depletion with respect to the first 1,000 barrels per day of domestic crude oil (and/or equivalent units of domestic natural gas) produced by it, if such percentage depletion exceeds cost depletion. Generally, this deduction is 15% of gross income from an oil or gas property, without reference to the taxpayer's basis in the property. Beginning in 1991, percentage depletion may not exceed 100% of the taxable income from any property (computed without allowance for depletion), and as limited, however, may be carried forward indefinitely.

   The Company has accumulated a substantial net operating loss ("NOL") carry-forward. Under federal tax law, the amount and availability of NOL carryforwards are subject to a variety of interpretations and restrictive tests. Under the Code, the utilization of such NOL carryforwards could be limited or effectively lost upon certain changes in ownership. In determining the amount of NOL available after an "ownership change", the use of a corporation's NOL carryforward is limited annually to a prescribed rate times the value of the loss corporation's stock immediately before the ownership change. In general, an ownership change occurs if more than 50% in value of the stock of the loss corporation changes during the three-year period preceding the test date. Due to the conversion of its preferred stock into common shares on July 12, 1996, and in conjunction with other recent equity transactions, management believes that there was an ownership change sufficient to trigger an additional limitation on the NOL carryforwards. Based on the aggregate trading value of the stock immediately before the conversion, and the prescribed applicable federal rate for the period, the Company believes the limitation on future utilization of the NOL carryforwards to be $990,000 per taxable year. Any unused NOL's accumulate for use in subsequent taxable years, subject to the 15-year limitation. In addition, any losses occurring in years after the ownership change are added (without limitation) to arrive at the amount of NOL available for use in any post change year. Subsequent additional ownership changes could result in adjustments to the annual limitation amount. The Company at December 31, 1996, has a total NOL carryforward of approximately $198 million for regular tax purposes and approximately $170 million for alternative minimum tax purposes.

ITEM 2. DESCRIPTION OF PROPERTY

OIL AND GAS OPERATIONS

   The following tables set forth information with respect to Amerac's properties and drilling and production activities. As used in these tables, "gross" refers to the total acres or wells in which Amerac has an interest; "net" as it applies to acres or wells refers to gross acres or wells multiplied by the percentage interest owned by Amerac; "producing wells" include all wells estimated by independent petroleum engineers to be capable of economic production, including shut-in wells; "Mcfe" refers to one thousand cubic feet of natural gas on an equivalent basis using a 6 Mcf to 1 Bbl gas-to-oil conversion ratio; ("MMcfe") refers to one million cubic feet of natural gas on an equivalent basis, using a 6 Mcf to 1 Bbl gas-to-oil conversion ratio; "MBbl" refers to one thousand barrels of crude oil or other liquid hydrocarbons; and "MBOE" refers to one thousand barrels of crude oil on an equivalent basis using a 6 Mcf to 1 Bbl gas-to-oil conversion ratio.

   Oil and Gas Acreage. The following table sets forth Amerac's acreage position at December 31, 1996:



                                        DEVELOPED         UNDEVELOPED
                                      ------------     ----------------
                                      GROSS   NET      GROSS       NET
                                      -----  -----     -----      -----
          Texas                       5,496  3,251     6,779      4,270
          Oklahoma                    3,540  1,714        --         --
          Kansas                        640    224        --         --
          Offshore Louisiana          6,328  1,463        --         --
          Wyoming                        --     --    14,079      3,522
          Utah                           --     --    18,084      4,586
                                      -----  -----    ------      -----
            Totals                   16,004  6,652    38,942     12,378
                                     ======  =====    ======     ======


   Productive Wells. The following table sets forth both the gross and net productive wells at December 31, 1996:


                               GROSS                    NET
                         -------------------     --------------------
                                     SHUT-IN                  SHUT-IN
                         OIL    GAS    GAS       OIL    GAS     GAS
                         ---    ---  -------     ---    ---   -------
Texas                     44     29    ----      37.0   16.9   ----
Oklahoma                  29     40    ----      11.5   17.5   ----
Kansas                    37      1    ----      34.4    0.4   ----
Offshore Louisiana        --      2       4      ----    0.4    0.8
Wyoming                    1      2    ----      ----   ----   ----
Utah                       3    ----   ----      ----   ----   ----
New Mexico                 1    ----   ----      ----   ----   ----
Oregon                   ----      2   ----      ----   ----   ----
                         ----   ----   ----      ----   ----   ----
   Totals                 115     76      4      82.9   35.2    0.8
                         ====   ====   ====      ====   ====   ====

   Drilling Activity. The following table sets forth the results of drilling activity for the years ended December 31, 1996, 1995 and 1994:


                               GROSS WELLS            NET  WELLS
                          ----------------------  ----------------------
                          TOTAL  PRODUCTIVE  DRY  TOTAL  PRODUCTIVE  DRY
                          -----  ----------  ---  -----  ----------  ---

  1996 Exploratory         ---      ---      ---   ---       ---     ---
       Development          16       16      ---   12.7      12.7    ---

  1995 Exploratory         ---      ---      ---   ---       ---     ---
       Development           1        1      ---   0.8       0.8     ---

  1994 Exploratory           4        4      ---   1.6       1.6     ---
       Development         ---      ---      ---   ---       ---     ---


   Production. The following table shows, for the period indicated, net production and revenues and average prices received by the Company and average production costs per BOE of crude oil and per Mcfe of natural gas:


                                    YEAR ENDED DECEMBER 31,
                         -----------------------------------------------
                         1996     1995      1994        1993        1992
                         ----     ----      -----       ----        ----
Net Production
  Crude oil and
    condensate  (MBbls)   185      127        95         112         233
  Natural gas (MMcf)    2,867    1,349     1,332       1,467       5,425
  MBOE                    663      352       317         357       1,137
  MMcfe                 3,976    2,111     1,902       2,139       6,823

Revenues (thousands)
  Crude oil and
   condensate        $  3,902  $ 2,146   $ 1,449      $1,626    $  4,345
  Natural  gas          6,556    2,182     2,676       2,753       8,810
                     --------  -------   -------      ------    --------
Total                $ 10,458  $ 4,328   $ 4,125      $4,379    $ 13,155
                     ========  =======   =======      ======    ========

                                    YEAR ENDED DECEMBER 31,
                         -----------------------------------------------
                         1996     1995      1994        1993        1992
                         ----     ----      -----       ----        ----
Average sales price
  Crude oil and
   condensate ($/Bbls)  $21.12   $16.53   $15.25      $14.52      $18.64
  Natural gas ($/Mcf)     2.29     1.62     2.01        1.88        1.62
  All products ($/BOE)   15.78    12.29    13.01       12.27       11.57
  All products ($/Mcfe)   2.63     2.05     2.17        2.05        1.93

Average production costs
  All products ($/BOE)  $ 3.82   $ 3.15   $ 2.82      $ 2.87      $ 2.61
  All products ($/Mcfe)    .64      .53      .47         .48         .44


LEASE COMMITMENTS

   The Company is committed to various lease contracts for office space and miscellaneous office equipment expiring at various intervals through 2003, with total minimum payments aggregating $763,000 at December 31, 1996. The Company incurred net rent expense of approximately $72,000, $85,000 and $93,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The minimum annual rental commitments are $105,000 for 1997.

ITEM 3.  LEGAL PROCEEDINGS

   The Company is not currently a party to any litigation that would have a material impact on its financial statements. However, due to the nature of its business, certain legal or administrative proceedings may arise in the ordinary course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
HOLDERS

   On November 20, 1996, the shareholders approved an amendment to the Company's Certificate of Incorporation to effect a one for fifteen reverse stock split and to reduce the number of authorized shares from 100 million to 20 million. The approximate shares voted on the amendment were 32.8 million for; .7 million against; .1 million abstained; and .4 million not voted.


                          PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

   The Company's securities currently are traded on the American Stock Exchange and the Boston Stock Exchange. In 1996 and 1995, the Company's securities traded on the OTC Bulletin Board. At March 1, 1997, there were approximately 2,500 holders of record of the Common Stock.


   During the past two years, trading of the Common Stock has been limited. The following table sets forth the reported high and low sales prices quoted by National Quotations Bureau, Inc. for 1995 and 1996, as adjusted for the effect of the one for fifteen reverse stock split in November 1996.


                                1996                1995
                             -----------        -------------
                             HIGH    LOW        HIGH     LOW
                             ----    ---        ----     ---

          First Quarter    $ 5.10  $3.00       $3.00   $0.45
          Second Quarter     7.95   3.75        5.25    1.20
          Third Quarter      6.45   4.65        3.30    1.20
          Fourth Quarter    10.25   4.50        3.30    1.20

COMMON STOCK DIVIDENDS

   The Company has not paid any Common Stock dividends since its organization, and it is not contemplated that it will pay such dividends in the foreseeable future. The Company's ability to declare and pay dividends on Common Stock is restricted under certain conditions under its bank loan agreement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   With the exception of historical information, the matters discussed herein involve risk and uncertainties including, but not limited to, oil and gas price fluctuations, oil and gas reserve estimates, economic conditions, interest rate fluctuations, the regulatory and political environments and other risks indicated in filings with the Securities and Exchange Commission. All prior period share and per share information has been restated to reflect the one for fifteen reverse stock split in November 1996.

CAPITAL RESOURCES AND LIQUIDITY

  Liquidity Issues and Capital Requirements

   As a result of two private offerings completed in 1996, higher production and improved prices for oil and natural gas, the Company's financial position has improved from 1995. Primarily, the funds raised in the private offerings were used to eliminate the $1.0 million bridge loan entered into during 1996, and reduce the outstanding indebtedness under the Company's existing revolving bank loan ("Revolver"). During 1996, the Company negotiated an extension of the term of the Revolver to May 31, 1998 and increased its credit line to $30 million. The Company as of March 26, 1997, had $6 million outstanding under the Revolver with a borrowing base of $9.8 million. Subsequent to year end, the Company increased the line to $50 million and extended the agreement until June 30, 1999. The Company has planned $5.6 million in capital expenditures on existing properties in 1997. Management anticipates that cash flow from operations and additional bank indebtedness will be sufficient to fund these expenditures.

   The Company also completed its Eastern Shelf Exploitation Agreement in 1997. The agreement provides among other things that an investor group will fund half of the Company's expenditures in this project up to at least $1.2 million and the Company plans to fund its half from cash flow from operations and additional bank indebtedness. Pursuant to this agreement the investor group will also reimburse the Company for a portion of the Company's general and administrative costs related to the project. (See Note 10 to the Consolidated Financial Statements.)

   The Company anticipates that it must seek additional sources of financing to fund its acquisition activities. Amerac may finance additional acquisitions through a combination of working capital, bank borrowings, mezzanine financing, production payments and equity. However, there is no assurance that the Company will be successful in obtaining such additional financing. Also, the sale of additional equity and the utilization of equity in acquisitions may further limit the Company's utilization of its net operating loss carryforward.

  Recent Developments

   On March 18, 1997, the Company commenced trading on the American Stock Exchange under the symbol "AMC". Management believes that the listing on the American Stock Exchange will have a number of advantages to both the Company and its shareholders. Primarily, the listing is expected to give the Company greater market exposure and reduce shareholder transaction costs. The listing was made possible as a result of among other things, the Company's improved financial condition and the one for fifteen reverse stock split approved by shareholders in November 1996. The shareholders, at the same November 1996 meeting, also approved a reduction in the authorized common shares from 100 million to 20 million.

  Acquisitions

   During 1996, the Company spent $10.1 million in cash and issued 220,000 common shares in connection with five acquisitions, primarily in Texas and Oklahoma. Those acquisitions, which included interests in 174 producing wells, increased the Company's reserve base by nearly 21 Bcfe. (See Note 2 to the Consolidated Financial Statements.)

  1996 Sources and Uses of Cash

   During 1996, the Company received $3.8 million from operations, $1.3 million from the sale of properties, approximately $5 million from the sale of Common Stock and Warrants and borrowed $10.9 million. The Company's primary uses of cash were $10.1 million for the acquisition of oil and gas properties, $6.7 million to repay bank indebtedness and its bridge financing and $3.5 million for property development leaving a net cash increase of $0.6 million for the year and a cash and cash equivalents balance at December 31, 1996 of $712,000.

RESULTS OF OPERATIONS

1996 Compared with 1995

  Operations for 1996 resulted in net income of $1.6 million (a loss of $1.65 per common share) as compared to net income of $208,000 (a loss of $.46 per common share) for the comparable period in 1995. The improved results are primarily attributable to increased production due to acquisitions in 1996 and higher oil and natural gas prices. The 1996 and 1995 losses per share are due to a deduction from net income, which approximated $5 million, to arrive at earnings available to common stockholders for the excess of the fair value of Common Stock issued to preferred shareholders in the July 1996 conversion over the carrying value of the Preferred Stock and preferred dividends of $411,000 and $807,000 in 1996 and 1995 respectively. If the Common Stock transactions, including the conversion of preferred stock, described in Note 5 to the Consolidated Financial Statements had occurred at January 1, 1996, the Company estimates that its net income per share would have been approximately $0.50 for the full year 1996. Also in 1996, the Company recorded a gain of $132,000 on the settlement of a contractual obligation and in 1995 reported a gain of $850,000 on the sales of properties.

   Oil and gas revenues increased from $4.3 million in 1995 to $10.5 million during 1996 primarily as a result of increased oil and gas production from acquisitions in 1996 and higher prices. Oil production increased to 507 barrels per day in 1996 from approximately 348 barrels per day in 1995 and gas production increased to 7.8 million cubic feet of gas per day from approximately
3.7 million cubic feet of gas per day in 1995. Average prices for the year also increased for oil from $16.53 per barrel in 1995 to $21.12 per barrel for 1996 and the average price for natural gas increased from $1.62 per Mcf for 1995 to $2.29 per Mcf for 1996.

   Lease operating expenses increased from $1.1 million during 1995 to $2.6 million during 1996 as a result of increased operations from acquisitions and higher workover expense. Exploration expenses increased from $246,000 during 1995 to $305,000 for 1996 as a result of higher seismic expenditures.

   Depreciation, depletion and amortization also increased from $1.7 million during 1995 to $2.9 million during 1996 due to both an increase in overall production, investment in oil and gas properties and downward revisions to reserves, primarily attributable to the Company's South Timbalier 198 offshore property.

   Interest expense increased from $237,000 in 1995 to $888,000 in 1996 as the Company's debt increased due to acquisitions made using the Bank Credit Agreement, which had an outstanding balance of $7.7 million at year end 1996.

  1995 Compared with 1994

   Operations for 1995 resulted in net income of $208,000 (a loss of $0.46 per common share) as compared to net income of $272,000 (a loss of $3.61 per common share) for the comparable period in 1994. The comparison of 1995 versus 1994 was affected by the net gain on sale of various producing properties and other assets totaling $850,000 in 1995, the recognition of a gain in 1994 related to the settlement of contractual obligations (see Note 7 to the Consolidated Financial Statements) in the amount of $474,000, and a $102,000 loss on sale of asset in 1994.

   Oil and gas revenues increased slightly from $4.1 million in 1994 to $4.3 million in 1995, as a result of increases in both oil and gas production. The average price for oil for the year increased from $15.25 per barrel in 1994 to $16.53 per barrel for

1995 while the average price for natural gas decreased from $2.01 per Mcf for 1994 to $1.62 per Mcf for 1995. Oil production increased to 348 barrels per day in 1995 from approximately 260 barrels per day in 1994 and gas production increased from approximately 3.6 million cubic feet of gas per day in 1994 to
3.7 million cubic feet of gas per day for the comparable period in 1995.

  During 1994, the Company recorded a loss of $102,000 from the sale of property, primarily warehouse inventories and other small items. During 1995, the Company recognized an $850,000 gain on sales of properties, $736,000 related to Northwest Arapahoe and a $106,000 gain on the sale of Riley Ridge properties.

   Lease operating expenses increased from $894,000 during 1994 to $1.1 million during 1995, as a result of acquisition activity and workover expense. Exploration expenses decreased from $345,000 during 1994 to $246,000 for 1995 as the Company discontinued substantially all of its exploration activities. The 1995 expenses are related to 3D seismic for extensions for the North
Blackwell Field.

   Depreciation, depletion and amortization also increased from $1.2 million during 1994 to $1.7 million during 1995, due to both an increase in overall production and investment in oil and gas properties and the downward revisions to reserves, primarily at the Company's South Timbalier 198 offshore property.

  Interest expense increased from $229,000 in 1994 to $237,000 in 1995, as the Company's debt increased due to acquisitions made using the Bank Credit Agreement, which had an outstanding balance of $3.5 million at year end 1995.

ACCOUNTING STANDARDS ADOPTED IN 1996

   The Company has adopted Statement of Financial Accounting Standards ("SFAS") 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires that long-lived assets (i.e. property, plant and equipment) held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. SFAS 121 had no material impact on the Company in 1996.

   The Company has adopted SFAS 123 "Accounting for Stock Based Compensation" which establishes financial accounting and reporting standards for stock based employee compensation plans. The pronouncement defines a fair-value based method of accounting for an employee stock option or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic-value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to continue accounting for stock based compensation plans pursuant to APB 25 and has made pro forma disclosures of net income and earnings per share as if the fair-value based method of accounting defined in SFAS 123 had been applied. (See Note 5 to the Consolidated Financial Statements.)

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by Item 7 is set forth in the Report of Independent Accountants and Consolidated Financial Statements included herein following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III


ITEM 9, 10, 11 AND 12. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   The information required by these items is included in issuer's definitive proxy statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

      The following exhibits are filed as a part hereof:

3-(1) Certificate of Incorporation of Wolverine Exploration Company (incorporated by reference as Exhibit 3-(1) to the Company's Registration Statement No. 33-21824 filed May 13, 1988).

3-(2) Amendment to Certificate of Incorporation of Wolverine Exploration Company dated September 12, 1988 (incorporated by reference as Exhibit 3-(1 )(a) to the Company's Registration Statement No. 33-24429 filed September 28, 1988).

3-(3) Amendment to Certificate of Incorporation of Wolverine Exploration Company dated March 28, 1995 (incorporated by reference to Annex IV to Exhibit (a)(1) to Schedule 13E-4, dated November 15, 1994)

3-(4) Amendment to Certificate of Incorporation of Amerac Energy Corporation dated July 12, 1996 (incorporated by reference to Exhibit 4(i).4 and 4(i).5 to the Company's Current Report on Form 8-K dated February 28,
        1997).

3-(5) Amendment to Certificate of Incorporation of Amerac Energy Corporation dated November 21, 1996 (Incorporated by reference to Exhibit 4(i).6 to the Company's Current Report on Form 8-K dated February 28, 1997).

3-(6) Corporate Bylaws (Incorporated by reference to Exhibit 3C to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No. 0-5003).

4-(1) Warrant Agreement, dated November 18, 1996, between Amerac Energy Corporation and Petroleum Financial, Inc. (Incorporated by reference to
        Exhibit 4.(i).9 to the Company's Form 8-K dated February 28, 1997.

4-(2) Form of Warrant (Incorporated by reference to Exhibit 4(i).10 to the Company's Form 8-K dated February 28, 1997).

4-(3) Registration Rights Agreement, (Incorporated by reference to Exhibit 4(i).8 to the Company's Form 8-K dated February 28, 1997, included as
        Exhibit VII to the Exploitation Agreement).

10-(1) Wolverine Exploration Company Stock Option Plan (incorporated by reference to Exhibit 10M to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No. 0-5003).

10-(2) Restated Agreement for financial and accounting services between the Company and Petroleum Financial, Inc., dated October 26, 1995 for 1996. (Incorporated by reference, as Exhibit 10-(8) by reference to Form 10K for year ended December 31, 1995.)

10-(3) Acquisition Agreement including amendment number 1 to said agreement among Amerac Energy Corporation, as Buyer, Powell Resources, Inc., and the Other Stockholders named herein as Seller and Ridgepointe Resources, Inc., Fremont Energy Corporation and Fremont Petroleum Corporation Dated January 5, 1996. (Incorporated by reference, as Exhibit 10-(9) to Form 10K for year ended December 31, 1995.)

10-(4) Registration Rights Agreement, dated January 16, 1996 among Amerac Energy Corporation, Powell Resources, Inc., The Langestroth Family Limited I, Thomas O. Goldsworthy and James B. Tollerton. Related to acquisition of Fremont Energy Corporation Properties. (Incorporated by reference, as Exhibit 10-(10) to Form 10K for year ended December 31, 1995.)

10-(5) Assignment, conveyance and Bill of Sale, Northwest Arapahoe Properties, Cheyenne County, Colorado. (Incorporated by reference, as Exhibit 10-
        (11) to Form 10K for year ended December 31, 1995.)

10-(6) Agreement with Bentley Securities Corporation dated May 17, 1996, relating to the private placement of preferred stock. (Incorporated by reference, as Exhibit 10-(12) to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1996.)

10-(7) Credit Agreement between Amerac Energy Corporation and Bank One dated August 15, 1996. (Incorporated by reference, as Exhibit 10-(13) to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1996.)

10-(8) First Amendment to Amended and Restated Credit Agreement dated January 16, 1996. (Incorporated by reference, as Exhibit 10(14) to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1996.)

10-(9) Second Amendment to Amended and Restated Credit Agreement dated August 15, 1996. (Incorporated by reference, as Exhibit 10-(15) to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1996.)

10-(10) Third Amendment to Amended and Restated Credit Agreement dated February
        3, 1997, filed herewith.

10-(11) Exploitation Agreement, dated effective January 1, 1997, between Amerac
        Energy Corporation and the parties identified therein (incorporated by reference to Exhibit 4(i).8 to the Company's Current Report on Form 8-K dated February 28, 1997.)

19-(1) Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference as Exhibit 19(1) to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1995).

27      Financial Data Schedule

REPORTS ON FORM 8-K

    The following Reports on Form 8-K were filed during the fourth quarter of 1996:

   On October 31, 1996 the Company filed a Form 8-K and a Form 8-KA in conjunction with its acquisition of the certain properties in the Texan Gardens Field it acquired from L.B. Industries and Larry Barnes for $1.8 million on August 16, 1996.

  On December 3, 1996, the Company filed a Form 8-K in conjunction with the shareholder approval of the one for fifteen reverse stock split and the reduction of authorized shares from 100 million to 20 million.

                           AMERAC ENERGY CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                       December 31, 1996, 1995, and 1994



                                                      PAGE
                                                      ----
Report of Independent Accountants                      F-2

Consolidated Balance Sheets                            F-3

Consolidated Statements of Operations                  F-4

Consolidated Statements of Cash Flows                  F-5

Consolidated Statements of Changes in
 Stockholders' Equity                                  F-6

Notes to Consolidated Financial Statements             F-7 through F-23


FINANCIAL STATEMENT SCHEDULES

  All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Amerac Energy Corporation


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amerac Energy Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Fort Worth, Texas
March 25, 1997

                       AMERAC ENERGY CORPORATION

                      CONSOLIDATED BALANCE SHEETS

                                                    AT DECEMBER 31,
                                              ---------------------------
                                                  1996            1995
                                              ------------    -----------
                              A S S E T S
CURRENT ASSETS
  Cash and cash equivalents                    $   712,000    $   144,000
  Receivables
     Receivable from property sale                    ----      1,005,000
     Trade and other, net of allowance for
      bad debts of $41,000                         473,000        111,000
     Gas and oil receivable                      1,451,000        993,000
                                               -----------    -----------
       Total current assets                      2,636,000      2,253,000
                                               -----------    -----------

PROPERTY AND EQUIPMENT
  Oil and gas properties at cost                32,290,000     20,614,000
  Less accumulated depreciation, depletion and
   amortization                                (12,949,000)   (12,020,000)
                                               -----------    -----------
    Net property and equipment                  19,341,000      8,594,000

OTHER ASSETS                                       395,000        347,000
                                               -----------    -----------

TOTAL ASSETS                                   $22,372,000    $11,194,000
                                               ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Trade payables                              $   199,000    $   234,000
   Accrued liabilities                             527,000        372,000
   Obligation under gas contract                   370,000           ----
                                               -----------    -----------
    Total current liabilities                    1,096,000        606,000
                                               -----------    -----------

LONG-TERM LIABILITIES
  Notes payable banks                            7,704,000      3,547,000
  Other long-term liabilities                      140,000        406,000
  Obligation under gas contract                       ----        641,000
                                               -----------    -----------
   Total long-term liabilities                   7,844,000      4,594,000
                                               -----------    -----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 7)

STOCKHOLDERS' EQUITY
  Preferred shares, $1 par value
   10,000,000 shares authorized;
   $4.00 Senior Preferred, outstanding
   1,786,347 at December 31, 1995                     ----      1,786,000
  Common stock, $.05 par value;
   20,000,000 shares authorized; outstanding
   3,883,526 shares at December 31, 1996 and
   1,375,294 at December 31, 1995
   ( as adjusted  )                                194,000      1,031,000
  Additional paid-in capital                   151,104,000    142,211,000
  Accumulated deficit                         (137,866,000)  (139,034,000)
                                              ------------   ------------
   Total stockholders' equity                   13,432,000      5,994,000
                                              ------------   ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $22,372,000   $ 11,194,000
                                               ===========   ============


             (The accompanying notes are an integral part of these
                      consolidated financial statements.)

                           AMERAC ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                               Year Ended December 31,
                                                                     ------------------------------------------
                                                                        1996             1995           1994
                                                                     ---------        ---------       ---------
REVENUES
  Oil, gas and related product sales                                   $10,458,000    $4,328,000    $ 4,125,000
  Gain on contractual settlements                                          132,000          ----        474,000
  Interest income                                                           19,000        74,000        237,000
  Other income                                                              35,000          ----          3,000
                                                                       -----------    ----------     ----------
    Total revenues                                                      10,644,000     4,402,000      4,839,000
                                                                       -----------    ----------     ----------
EXPENSES
  Lease operating                                                        2,588,000     1,108,000        894,000
  Exploration expenses, including dry hole costs and
  impairments                                                              305,000       246,000        345,000
  Depreciation, depletion and amortization                               2,947,000     1,686,000      1,222,000
  Administrative                                                         2,309,000     1,767,000      1,775,000
  Loss (gain) on sale of oil and gas properties                            (22,000)     (850,000)       102,000
  Interest                                                                 888,000       237,000        229,000
                                                                        ----------    ----------     ----------
    Total expenses                                                       9,015,000     4,194,000      4,567,000
                                                                        ----------    ----------     ----------
Income before income taxes                                               1,629,000       208,000        272,000
Provision for federal income taxes                                          50,000          ----           ----
                                                                        ----------    ----------     ----------
NET INCOME                                                               1,579,000       208,000        272,000

Preferred dividends and excess conversion consideration                 (5,434,000)     (807,000)    (4,100,000)
                                                                       -----------    ----------    -----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                             $(3,855,000)   $ (599,000)   $(3,828,000)
                                                                       ===========    ==========    ===========
NET LOSS PER COMMON SHARE                                              $     (1.65)   $    (0.46)   $     (3.61)
                                                                       ===========    ==========    ===========
Average common shares and equivalents outstanding                        2,331,000     1,306,000      1,059,000
                                                                       ===========    ==========    ===========



            (The accompanying notes are an integral part of these
                      consolidated financial statements.)

                           AMERAC ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Year Ended December 31,
                                                                                     -----------------------------------------
                                                                                          1996            1995         1994
                                                                                     ----------        --------     ----------

CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                                          $  1,579,000   $   208,000   $   272,000
  Adjustments needed to reconcile net income to net cash flow provided by operating activities:
    Depreciation, depletion and amortization                                             2,947,000     1,686,000     1,222,000
    Exploration expenses, including dry holes and impairments                              305,000         -----       345,000
    (Gain) loss on sale of properties                                                      (22,000)     (850,000)      102,000
    Recognition of deferred revenue                                                       (140,000)     (116,000)     (289,000)
    Gain on contractual settlements                                                       (132,000)         ----      (474,000)
    Other                                                                                   23,000        37,000        24,000
    Changes in operating assets and liabilities:
      Trade receivables                                                                   (362,000)       31,000        81,000
      Oil and gas receivables                                                             (458,000)     (637,000)      105,000
      Trade payables                                                                       (35,000)      187,000      (117,000)
      Accrued and other long-term liabilities                                               74,000        97,000      (212,000)
                                                                                        ----------     ---------    ----------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES                                           3,779,000       643,000     1,059,000
                                                                                       -----------    ----------   -----------
CASH FLOW FROM INVESTING ACTIVITIES
  Proceeds from sale of assets                                                           1,304,000       140,000       102,000
  Oil and gas acquisitions                                                             (10,101,000)   (4,275,000)   (1,500,000)
  Oil and gas expenditures                                                              (3,500,000)   (1,202,000)     (879,000)
  Purchases of other assets                                                                (84,000)      (94,000)      (14,000)
                                                                                       -----------   -----------   -----------
NET CASH USED FOR INVESTING ACTIVITIES                                                 (12,381,000)   (5,431,000)   (2,291,000)
                                                                                       -----------   -----------   -----------
CASH FLOW FROM FINANCING ACTIVITIES
  Subordinated debt repayment                                                                 ----    (1,879,000)     (574,000)
  Bank borrowings                                                                       10,881,000     3,547,000          ----
  Bank repayments                                                                       (6,725,000)      (50,000)         ----
  Proceeds from sale of Common Stock                                                     5,004,000          ----          ----
  Other                                                                                     10,000      (123,000)     (102,000)
                                                                                       -----------    ----------   -----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                     9,170,000     1,495,000      (676,000)
                                                                                       -----------    ----------   -----------
NET INCREASE (DECEASE) IN CASH AND CASH EQUIVALENTS                                        568,000    (3,293,000)   (1,908,000)
  Cash and cash equivalents at beginning of period                                         144,000     3,437,000     5,345,000
                                                                                      ------------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $    712,000   $   144,000   $ 3,437,000
                                                                                      ============   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid  for interest                                                             $    888,000   $   276,000   $   315,000
  Cash paid for income taxes                                                                30,000          ----          ----

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Exchanged $2.25 Convertible Exchangeable Preferred for Senior
   Preferred Stock (See Note 5)                                                       $       ----   $       ---   $       ---
  Senior Preferred Stock conversion to Common Stock (See Note 5)                              ----          ----          ----
  Senior Preferred Stock dividends (See Note 5)                                            410,000       807,000          ----
  Compensation paid in Common Stock                                                        157,000        30,000          ----
  Approximate value of Common Stock issued for Fremont Acquisition                         640,000          ----          ----




            (The accompanying notes are an integral part of these
                      consolidated financial statements.)

                           AMERAC ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    December 31, 1993 to December 31, 1996


                                                                                            $2.25 Convertible
                                                             $4.00 Senior                      Exchangeable
                                                            Preferred Stock                   Preferred Shares
                                                     -----------------------------     ----------------------------
                                                        Shares             Amount         Shares          Amount
                                                     ------------       ----------      ----------     ------------

BALANCE -- DECEMBER 31, 1993                                 ----       $      ----       1,822,592     $ 1,823,000
                                                       ----------       -----------     -----------     -----------
BALANCE -- DECEMBER 31, 1994                                 ----              ----       1,822,592       1,823,000
                                                       ----------       -----------     -----------     -----------
  Preferred exchange                                    1,634,305          1,634,000     (1,822,592)     (1,823,000)
  Preferred stock dividend                                152,042            152,000           ----            ----
                                                       ----------       ------------    -----------     -----------
BALANCE -- DECEMBER 31, 1995                            1,786,347          1,786,000           ----     $      ----
                                                       ----------       ------------    ===========     ============

  Preferred exchange                                   (1,867,584)        (1,867,000)
  Preferred stock dividend                                 81,237             81,000
                                                       ----------        -----------
BALANCE -- DECEMBER 31, 1996                                 ----        $      ----
                                                       ==========        ===========

                                                             Common Shares
                                                            ($.05 par value)             Additional
                                                       ---------------------------        Paid-In       Accumulated
                                                         Shares             Amount        Capital         Deficit        Total
                                                      -----------        ------------  ------------   -------------    ----------
BALANCE -- DECEMBER 31, 1993                            1,058,915        $    53,000   $143,677,000   $(140,071,000)   $5,482,000
  Exercise of warrants                                          3               ----           ----            ----           ---
  Net income                                                 ----               ----           ----         272,000       272,000
                                                       ----------        -----------   ------------   -------------    ----------
BALANCE -- DECEMBER 31, 1994                            1,058,918             53,000    143,677,000    (139,799,000)    5,754,000

  Preferred exchange                                      303,315             15,000     (1,190,000)      1,364,000          ----
  Stock issued for director's fees                         10,395              1,000         29,000            ----        30,000
  Options exercised                                         2,667               ----          2,000            ----         2,000
  Preferred stock dividend                                   ----               ----        655,000        (807,000)         ----
  Net income                                                  ---               ----           ----         208,000       208,000
                                                     ------------        -----------   ------------   -------------   -----------
BALANCE -- DECEMBER 31, 1995                            1,375,295             69,000    143,173,000    (139,034,000)    5,994,000

  Preferred exchange                                    1,120,550             56,000      1,811,000            ----          ----
  Fremont acquisition                                     219,554             11,000        629,000            ----       640,000
  Stock issued for director's fees                         18,688              1,000         88,000            ----        89,000
  Options exercised                                         9,890               ----         10,000            ----        10,000
  Preferred dividend                                         ----               ----        329,000        (410,000)         ----
  Stock issued for compensation and payment of services    14,624              1,000         67,000            ----        68,000
  Stock issued in private placements                    1,123,040             56,000      4,994,000            ----     5,050,000
  Net income                                                 ----               ----           ----       1,579,000     1,579,000
  Other                                                     1,885               ----          3,000          (1,000)        2,000
                                                       ----------        -----------   ------------   -------------   -----------
BALANCE -- DECEMBER 31, 1996                            3,883,526        $   194,000   $151,104,000   $(137,866,000)  $13,432,000
                                                      ===========        ===========   ============   =============   ===========

             (The accompanying notes are an integral part of these
                      consolidated financial statements.)

                           AMERAC ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      December 31, 1996, 1995,  and 1994


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND CONSOLIDATION

    Amerac Energy Corporation ("Amerac" or the "Company"), formerly Wolverine Exploration Company was formed in 1969. The Company, incorporated in the state of Delaware, changed its name to Amerac in March 1995. In 1994, the Company changed its primary focus from oil and gas exploration to acquisitions and development of proved oil and gas properties. The Company's producing properties are primarily located in Texas and Oklahoma and its only offshore property is located offshore Louisiana.

    The consolidated financial statements include the accounts of Amerac and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

OIL AND GAS EXPLORATION AND DEVELOPMENT COSTS

    The Company follows the successful efforts method of accounting for its oil and gas operations as prescribed in Statement of Financial Accounting Standards ("SFAS") 19 issued by the Financial Accounting Standards Board.

    Under the successful efforts method, costs of productive wells, development dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the life of remaining proved reserves. Cost centers for amortization purposes are determined on a field-by-field basis.

    Prior to January 1, 1996, capitalized costs of proved properties were reviewed for impairment on a field by field basis limiting capitalized costs to estimated future net revenues from proved properties assuming current prices and costs. Commencing January 1, 1996 the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Pursuant to SFAS 121, the Company assesses the need for an impairment of capitalized costs of proved oil and gas properties on a field-by-field basis utilizing undiscounted expected future cash flows. If an impairment is indicated, the amount of such impairment is recognized to the extent that the net capitalized costs of the proved oil and gas property exceeds the fair market value so determined.

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

CASH EQUIVALENTS

    Cash equivalents are highly liquid investments with original maturities of three months or less.

REVENUE RECOGNITION

    The Company follows the "sales method" of accounting for its oil and gas revenue whereby the Company recognizes

                          AMERAC ENERGY CORPORATION

                      DECEMBER 31, 1996, 1995, AND 1994

sales revenue on all oil or gas sold to its purchasers, regardless of whether the sales are proportionate to the Company's ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining life of the reservoir. As of December 31, 1996, the Company had gas imbalances of approximately $456,000 under its entitlements on its South Timbalier 198 Property and $70,000 over its entitlements on its Texan Gardens Properties. These imbalances were resolved in the normal course of business subsequent to year end.

NET INCOME OR LOSS PER COMMON SHARE

    Net income or loss per common share is computed by dividing the net income or loss applicable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding. In computing net income or loss per common share for 1995 and 1994, the Convertible Preferred dividends, either declared or in arrearage for the period, decreases the income or increases the loss applicable to common stockholders. For computation of the 1996 loss per common share, the Senior Preferred dividends of $411,000 and the excess of the fair value of common stock issued over the net carrying amount of preferred stock converted which approximated $5.0 million related to the conversion of Senior Preferred Stock to Common Stock (see Note 5) decreases net income applicable to common stockholders. The Company has also presented a supplemental net income per share for 1996 (see Note 5). For 1995 and 1994, stock options and convertible debt are anti-dilutive and were not included in the calculation of net income or loss per common share.

FINANCIAL INSTRUMENTS

    The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, short-term investments and receivables.

    The Company's cash equivalents and short-term investments represent high-quality securities placed with various investment grade institutions. This investment practice limits the Company's exposure to concentrations of credit risk.

    Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS 105, consist primarily of trade and oil and gas receivables. The Company's trade and oil and gas receivables are dispersed among various domestic customers and purchasers; therefore, concentrations of credit risk are limited. Generally the Company receives no collateral from its customers.

    SFAS 107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of the estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. At December 31, 1996, the estimated fair values of the Company's financial instruments, primarily receivables and debt, approximate their carrying value because either the receivables are short term in nature or debt instruments have variable interest rates.

ACCOUNTING FOR INCOME TAXES

    The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of tax credits and other carry forwards, as well as temporary differences between the book and tax basis of assets and liabilities. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

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

                           AMERAC ENERGY CORPORATION

                       DECEMBER 31, 1996, 1995, AND 1994


RECLASSIFICATIONS AND RESTATEMENTS

    Reclassifications have been made to prior year amounts to conform to current year presentations.

    As described in Note 5, the Company's shareholders approved a 1 for 15 reverse common stock split in November, 1996. Earnings per share amounts as well as the weighted average common shares outstanding have been retroactively restated to reflect the reverse split. All footnote disclosures herein are presented on a post reverse split basis unless otherwise stated.

2.  PROPERTY ACQUISITIONS AND DISPOSITIONS

PROPERTY ACQUISITIONS

    During 1996, the Company made three significant acquisitions described below:

    Effective January 1, 1996, the Company acquired the Common Stock of Fremont Energy Corporation, an Oklahoma-based oil and gas company, for $7 million paid in cash and 220,000 million shares of Common Stock of the Company valued at approximately $600,000 at the date of purchase.

    The Company acquired on August 16, 1996 a majority interest in sixteen gas wells in the Texan Gardens Field, located in Hidalgo County, Texas for $1.8 million. The field is situated in the heart of the Vicksburg Trend of the Texas Gulf Coast region. The Company's average working interest in these properties approximates 58%, with a net revenue interest averaging 40%.

     The Company acquired on August 19, 1996 a majority non-operated interest in 22 producing wells from numerous working interest owners on the McLemore-Drummonds Ranch and the Sloan X's Ranch in Shackelford, Stephens, Throckmorton, and Haskell Counties of Central Texas for $1.1 million. Amerac's working interest in the McLemore-Drummonds Ranch and the Sloan X's Ranch approximates 76% and 82%, respectively. The net revenue interests in the two ranches are 57% and 65%, respectively.

    During 1995, the company made three acquisitions described below:

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

    In April 1995, the Company announced the acquisition of the Cosden field in Bee County, Texas for $2.9 million. This field produces from three wells. The Company has a 68% working interest and a 52% revenue interest in this property.

    These acquisitions were accounted for under the purchase accounting method and results of operations were consolidated from the date of the respective consummation.

    The unaudited pro forma impact of the Fremont acquisition, the Texan Gardens Field acquisition, the 1995 Cosden acquisition, and the December 1995 sale of N.W. Arapahoe, assuming the transactions had occurred at January 1, 1995, would have been as follows for the twelve months ended December 31, 1996 and December 31, 1995. The 1996

                           AMERAC ENERGY CORPORATION

                       DECEMBER 31, 1996, 1995, AND 1994


Throckmorton acquisition and the 1996 Cosden acquisition would not have a material impact on the Pro Forma Statement of Operations, and, thus have not been included.


                                       1996                    1995
                                -----------------        ----------------
                                            (unaudited)

Net income                         $ 1,777,000               $  50,000
Net loss applicable
     to common stockholders         (3,657,000)               (757,000)
Net loss per common share                (1.57)                   (.58)


SALE OF OIL AND GAS PROPERTIES

    The Company sold certain minor properties in 1996 for proceeds of $299,000 resulting in a reported gain of approximately $22,000.

    In December 1995, the Company agreed to sell its interest in the Northwest Arapahoe field, in Colorado for $1.0 million. The Company recognized a gain of approximately $.7 million in 1995 relating to this transaction.

3.  PROPERTY AND EQUIPMENT

    Property and equipment, at cost, are  summarized as follows:


                                                 December 31,
                                              ------------------
                                                1996       1995
                                              -------    -------
                                                (in thousands)
Proved properties                              $24,603   $15,047
Undeveloped properties                           1,034       191
Wells and related equipment and facilities       6,653     5,376
                                               -------   -------
Total                                          $32,290   $20,614
                                               =======   =======


4.  NOTES PAYABLE, LONG-TERM INDEBTEDNESS AND PLEDGED ASSETS

    At December 31, 1996, the Company had a $30 million revolving line of credit agreement with BankOne, Texas National Association ("Bank Credit Agreement"). This line was increased to $50 million in February 1997. The Bank Credit Agreement is a facility with interest due monthly and principal due June 30, 1999. The Bank Credit Agreement is secured by all of the Company's oil and gas properties, and contains various restrictive covenants which may, if not met, cause the Company to be in default or reduce its access to additional borrowings. The borrowing base at December 31, 1996 was approximately $11 million. At December 31, 1996, approximately $7.7 million was outstanding under the Bank Credit Agreement, accruing interest at the BankOne Texas Base Rate plus three-quarter percent (9.00% at December 31, 1996).

    At December 31, 1996 and 1995, the Company had a $125,000 letter of credit issued on its behalf collateralized by a $125,000 certificate of deposit, which is reflected in other assets.

    During May 1995, the Company extinguished its subordinated indebtedness of $1,879,000.

                           AMERAC ENERGY CORPORATION

                       DECEMBER 31, 1996, 1995, AND 1994


5.  STOCKHOLDERS' EQUITY AND STOCK COMPENSATION

COMMON STOCK

    Each share of Common Stock entitles the holder thereof to one vote on all matters on which holders are permitted to vote. No stockholder has any right or other similar right to purchase or subscribe to any additional securities issued by the Company, and no stockholder has any right to convert Common Stock into other securities. The holders of shares of Common Stock are entitled to dividends when and if declared by the Board of Directors from funds legally available and, upon liquidation, on a pro rata share in any distribution to stockholders. The Company is restricted under certain conditions by its loan agreement from declaring or paying any cash dividend on the Common Stock .

   In July 1995, the Company filed a registration statement with the Securities and Exchange Commission for the purpose of registering the 243,413 shares of Common Stock held by Investment Limited Partnership ("ILP") who in turn sold the shares to certain individuals. Three of these individuals, Jeffrey Robinson, President and Chief Executive Officer, Kenneth R. Peak and William P. Nicoletti are Directors of the Company, and acquired from ILP 53,333, 13,333 and 13,333 shares, respectively.

    In June 1996, the Company completed a private sale of 72,000 shares of Common Stock at an average price of approximately $5.10 per share.

    On November 18, 1996, the Company completed a private sale of approximately
1.04 million shares of Common Stock at a price of $4.80 per share. The private placement also included warrants to purchase 104,175 additional shares of Common Stock. Each purchaser received the right, through warrants, to purchase one share of Common Stock for every 10 shares of common stock purchased in the private placement at an exercise price of $5.76 per share at any time on or before November 18, 1999.

    On November 20, 1996, the shareholders of the Company approved a 1 for 15 reverse stock split and a change in the authorized shares of Common Stock from 100 million shares to 20 million shares.

PREFERRED STOCK

    In March 1995, the Company exchanged, with holders who accepted the exchange, one share of its Senior Preferred, with a stated value and liquidation value of $4.00 per share, par value $1.00 per share and an initial dividend rate of $.36 per share, and .1667 shares of Common Stock (the "Exchange Offer") for each outstanding share of $2.25 Convertible Exchangeable Preferred Stock ("Old Preferred"), which carried a stated value of $25.00 per share and a dividend rate of $2.25 per share. At the time of the Exchange Offer, the Company had dividends in arrears on the Old Preferred of approximately $14.4 million and a liquidation preference of approximately $45.6 million. The Exchange Offer was approved by the holders of the majority of the Common Stock and by approximately 90% of the holders of Old Preferred. As a result, 1,634,305 shares of Old Preferred were exchanged for 1,634,305 shares of Senior Preferred and 271,937 shares of Common Stock. Holders of Old Preferred that did not exchange received
 .1667 shares of Common Stock for each share of Old Preferred not exchanged, resulting in the issuance of 31,378 shares of Common Stock. This Exchange Offer eliminated all Old Preferred and related dividend arrearages. This Exchange Offer did not have any material impact on the supplemental earnings per share disclosed herein.

    In July 1996, the Company converted the $4.00 Senior Preferred Stock to Common Stock based on an exchange ratio of one share of $4.00 Senior Preferred Stock into .6 shares of Common Stock. At December 31, 1996, the Company did not have any preferred stock outstanding. As described in Note 1, this transaction reduced earnings applicable to Common Stock holders by approximately $5 million for the year ended December 31, 1996. This reduction represents the difference between the estimated fair value of the Common Stock and the net carrying value of the Senior Preferred Stock.

                           AMERAC ENERGY CORPORATION

                       DECEMBER 31, 1996, 1995, AND 1994

SUPPLEMENTARY NET INCOME PER COMMON SHARE

    The supplementary net income per common share of the Company for the year ended December 31, 1996, approximated $0.50, giving effect to Common Stock transactions as if they had been outstanding for all of 1996. The dividends and excess conversion value attributable to the Senior Preferred Stock as well as the interest expense associated with proceeds from the sale of common stock were added back to the historical net loss applicable to common stockholders to determine net income used to compute supplemental net income per share.

STOCK OPTION PLANS

    Under the Company's Stock Option Plan, as amended February 1, 1988, ("the Plan") stock options may be granted to officers, directors, employees and independent contractors at exercise prices which are not less than the fair market value at the date of grant. The options vest either after one year or equally over three years and expire ten years from the date of grant. As of December 31, 1996, the Company had reserved 317,999 shares of Common Stock for issuance upon exercise of stock options.

    As allowed by SFAS 123 "Accounting for Stock Based Compensation", the Company accounts for stock options and any other similar instruments issued to employees in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized when stock options are issued at exercise prices not less than the fair market value of the Common Stock on the date of grant. Had the Company recognized compensation cost for options granted to employees and directors consistent with the fair value method specified by SFAS 123, the Company's net income and loss per common share would have been impacted as presented below on a pro forma basis:

                                          1996                  1995
                                           ----                  ----
Net income              As reported     $1,579,000             $208,000
                        Pro Forma        1,518,000              182,000

Loss per common share   As reported          (1.65)                (.46)
                        Pro Forma            (1.68)                (.48)

    Because SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    Information about the Company's stock option plan for the three years ended December 31, 1996, is set forth below:

                                                     Weighted
                                                      Average      Shares
                                           Number of  Exercise   Exercisable
                                            Shares     Price     at Year End
                                           --------  ---------   -----------
Options outstanding at December 31, 1993     71,532   $15.99      64,866
  Granted                                     2,667      .90
  Expired                                   (43,265)   16.63
                                            -------
Options outstanding at December 31, 1994     30,934    13.78      28,267
  Granted                                    62,667     2.40
  Exercised                                  (2,667)     .90
  Expired                                    (9,467)    9.77
                                            -------
Options outstanding at December 31, 1995     81,467     5.92      18,800
  Granted                                    50,001     5.13
  Exercised                                 (12,667)    1.98
  Expired                                    (2,333)   43.13
                                            -------
Options outstanding at December 31, 1996    116,468   $ 5.26      35,356
                                            =======

                           AMERAC ENERGY CORPORATION

                       DECEMBER 31, 1996, 1995, AND 1994

    The following table summarizes information about stock options outstanding at December 31, 1996:


                                        Options Outstanding               Options Exercisable
                            ---------------------------------------    --------------------------
                                             Weighted      Weighted                    Weighted
Range of                                      Average      Average                      Average
Exercise                     Shares          Remaining    Exercise      Shares         Exercise
Prices                     Outstanding      Contract Life   Price      Exercisable       Price
--------                   -----------      ------------- -------     ------------     -------
$108.75-118.13                 1,467        1.6 years       $110.88        1,467        $110.88
    7.50-15.00                 8,334        7.0 years          9.60        5,000          10.00
     4.65-6.30                46,667        9.3 years          4.85         ----           ----
     2.34-2.58                60,000        8.2 years          2.40       28,889           2.45
--------------               -------                                      ------
$  2.34-118.13               116,468        8.4 years       $  5.26       35,356        $  8.02
==============               =======                                      ======

    The weighted average per share fair values of options and warrants granted in 1996 and 1995 were $1.75 and $.87, respectively. The fair value of each option and warrant grant is estimated on the date of grant, using the Black Scholes option pricing model with the following weighted average assumptions used for options issued in 1996 and 1995, respectively: risk-free interest rates of 6.4% and 7.2%, volatility of 47.4% for 1996 and 51.6% for 1995, dividend yields of 0% in both years, and expected lives of 3 years for warrants and 10 years for options in both years.

6. INCOME TAXES

   The provision for income taxes differs from the amount of income taxes, computed by applying the U.S. statutory federal tax rate to pretax income before extraordinary items, as a result of the following differences:

                                             1996       1995         1994
                                             ----       ----         ----
Provision based on statutory rate         $ 537,389   $ 71,000   $  95,000
Changes in valuation allowance related
 to net operating losses.                  (449,936)   (71,000)    (95,000)
Other                                       (37,453)      ----        ----
                                          ---------   --------   ---------
Provision for income taxes                $  50,000   $   ----   $    ----
                                          =========   ========   =========

    Deferred tax assets (liabilities) are comprised of the following at December 31:

                                             1996           1995
                                             ----           ----
Net operating loss carryforwards         $ 69,232,000   $ 70,200,000
Oil and gas properties                     (1,703,000)      (259,000)
Small producers' depletion carryforward     4,553,000      4,324,000
Tax credit carryforwards                    1,031,000      2,792,000
Asset valuation allowance                 (73,113,000)   (77,057,000)
                                         ------------   ------------
Net deferred tax asset                   $       ----   $       ----
                                         ============   ============

    The current year change to the deferred tax balances primarily relates to the purchase of Fremont Energy Corporation and the expiration of certain tax credits. For tax purposes, the Fremont acquisition had carryover basis, whereas, for financial statement purposes the acquisition was treated as a purchase with a step up basis in the acquired assets equal to the estimated fair value of the consideration given. As a result, the financial statements reflect a basis in the assets of Fremont greater than the carryover basis assigned for tax. This results in a deferred tax liability of approximately $2.0 million. As Amerac anticipates filing a consolidated return with Fremont in the future, it is expected that any future tax liability related to the Fremont purchase will be fully offset by the deferred tax assets of Amerac.

                           AMERAC ENERGY CORPORATION

                       DECEMBER 31, 1996, 1995, AND 1994

Therefore, the valuation allowance was reduced by approximately $2.0 million, which represents the estimated deferred tax liability at acquisition date. Additionally, the valuation allowance decreased as a result of the expiration of approximately $1.8 million of investment tax credit carryovers in the current year.

    Based on management's analysis of future taxable income and potential future annual limitations of the remaining deferred tax assets, including net operating loss carryforwards, the Company does not believe it is more likely than not that it will realize the benefits of its remaining net deferred tax assets. As a result, a valuation allowance remains on the net deferred tax assets.

     Due to the conversion of its preferred stock into common shares on July 12, 1996, and in conjunction with other recent equity transactions, management believes that there was an ownership change sufficient to trigger an additional limitation on the net operating loss ("NOL") carryforwards into the future. Based on the aggregate trading value of the stock immediately before the conversion, and the prescribed applicable federal income tax rate for the period, the Company believes the limitation on future utilization of the NOL carryforwards to be $990,000 per taxable year relating to losses incurred prior to the ownership change in 1996. Any unused NOL's, pursuant to the limitation imposed by the ownership change, accumulate for use in subsequent taxable years, subject to the 15-year limitation on NOL carryforwards. In addition, any losses occurring in years after the ownership change are added (without limitation) to arrive at the amount of NOL available for use in any post change year. Subsequent additional ownership changes could result in adjustments to the annual limitation amount. During 1996, the Company utilized its NOL related to the 1996 ownership change.

     The Company at December 31, 1996 had a regular NOL of approximately $198 million and approximately $170 million for alternative minimum tax purposes, subject to the ownership change limitation of $990,000 per year as discussed above. The NOLs are scheduled to expire as follows:


                              Alternative
                   Regular      Minimum
Year                Tax          Tax
----            -----------  -----------
1998            $13,161,000  $12,861,000
1999             47,624,000   47,624,000
2000             33,818,000   33,818,000
2001              6,403,000    6,403,000
2002             16,452,000   11,528,000
2004             33,063,000   19,106,000
2005             11,379,000    7,144,000
2006              6,783,000    4,816,000
2007             19,600,000   18,084,000
2008              4,784,000    4,091,000
2009              4,545,000    4,269,000

    The Company has approximately $987,000 of unused investment tax credits expiring through the year 2000, with the majority expiring in 1997. These carryovers will also be subject to limitation, due to the change in ownership.

    The Company also has small producers depletion carry forwards of approximately $13 million which may be carried forward indefinitely to offset the Company's future taxable income.

                           AMERAC ENERGY CORPORATION

                       DECEMBER 31, 1996, 1995, AND 1994


7.  COMMITMENTS AND CONTINGENCIES

    In 1988, the Company settled a gas contract dispute with El Paso Natural Gas Company ("El Paso") relating to the Shurley Ranch properties in Sutton County, Texas. These properties had been the subject of litigation until late 1993, at which time El Paso began purchasing gas on these properties. Pursuant to the terms of the gas contract settlement, El Paso applied 65% of the current production to a prepayment received by the Company in 1988. The Company's 1996 revenue of $140,000 from this portion of the production has been applied against this prepayment at an imputed price of $3.25 per Mcf. The gas contract expired in February 1997, and at that time, as provided in the contract, the Company is obligated to pay El Paso the lesser of the remaining prepayment balance or $360,000. During the fourth quarter of 1994, the Company concluded that it was relatively certain that the Shurley Ranch properties could not produce sufficient gas to recover El Paso's prepayment and the Company released a portion of the delivered balance to income of $450,000 representing the excess of the remaining prepayment balance over the sum of the expected production from January 1995 through February 1997 and the expected $360,000 minimum payment. The Company updated this assessment during 1996, resulting in a release of the delivered balance to income of $132,000 in the fourth quarter. As of December 31, 1996, the remaining prepayment balance was $370,000 and is classified as a current liability.

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

    The Company is committed to various lease contracts for office space and miscellaneous office equipment expiring at various intervals through 2003, with total minimum payments aggregating $794,000 at December 31, 1996. The Company incurred net rent expense of approximately $72,000, $85,000 and $93,000 for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, the minimum payments required over the next five years and thereafter are as follows:

                         Sublease      Net
Year           Lease      Income      Lease
              --------   ---------   --------
1997          $136,000   $( 31,000)  $105,000
1998           116,000        ----    116,000
1999           124,000        ----    124,000
2000           126,000        ----    126,000
2001           134,000        ----    134,000
Thereafter     158,000        ----    158,000
              --------   ---------   --------
Total         $794,000   $ (31,000)  $763,000
              ========   =========   ========

8.  CERTAIN RELATIONSHIPS WITH RELATED PARTIES

    In 1991, the Company entered into a service contract with Petroleum Financial, Inc. ("PFI") to perform all of the Company's financial and administrative functions. Through 1996, PFI was owned by the Company (26%) and Mr. Jeffrey Stevens, Senior Vice President and Chief Financial Officer (through January 1997) and Director of the Company. Effective December 31, 1996, the Company agreed to relinquish its investment in PFI in exchange for final settlement of amounts owed to PFI for 1996 services rendered to the Company. As a result, the Company gave accounting recognition to the

                           AMERAC ENERGY CORPORATION

                       DECEMBER 31, 1996, 1995, AND 1994

services received in exchange for its equity interest in PFI, resulting in a charge to earnings of $121,000. The aggregate service fees for the years ended December 31, 1996, 1995, and 1994 were $385,000, $300,000 and $408,000, respectively. For 1997, PFI has agreed to perform its services for the Company at a monthly fee of $18,000, with possible upward or downward adjustments dependent on the workload and achievement of certain goals.

    The Company utilized the services of Bentley Securities Corporation ("Bentley") during 1996 in connection with the private placement of Common
Stock and warrants and its Eastern Shelf Exploitation Agreement. William P. Nicoletti, Chairman of the Board of Directors of the Company is a Senior Advisor to Bentley. Total fees paid to Bentley in 1996 were $327,500 ($280,00 in cash and $47,500 in stock).

    At December 31, 1996, the Company had a receivable outstanding from an employee of $100,000. This receivable was collected in January 1997 and is classified in Other Receivables.

9.  ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

SIGNIFICANT OIL AND GAS PURCHASES

    Oil sales are made on a day-to-day basis or under short-term contracts at approximately the current area posted price. The loss of any oil purchaser would not be expected to have a material adverse effect upon operations. Following is a listing of significant oil purchasers during the three-year period ended December 31, 1996, and the approximate percentage of oil revenues derived from each:

Crude Oil Purchasers                        Percent
--------------------                  ------------------
                                      1996  1995    1994
                                      ----  ----    ----
Sun Refining & Marketing Company       28    31       13
Transco Liquids Company                14    11       16
EOTT Energy Corporation                13   ---      ---
Koch Oil Company                       10   ---      ---
Union Pacific Fuels, Inc.               5    15       10
Marathon                              ---    34       55

    A majority of the Company's natural gas is sold pursuant to short-term contracts at prices which fluctuate at a premium or discount to the spot market. Under the terms of the contracts, the gas purchasers may elect to purchase less gas than the wells are able to produce, and the Company may be unable to sell the excess production to other purchasers. Following is a listing of significant natural gas purchasers during the three-year period ended December 31, 1996, and the approximate percentage of natural gas revenues derived from each:

Natural Gas Purchasers                   Percent
----------------------           --------------------
                                 1996   1995     1994
                                 ----   ----     ----
MG Natural Gas Corporation        27      18      ---
Amoco Production Company          22     ---      ---
Energy Source                     12     ---      ---
Transco Liquids Company          ---      39       77

    There are no other customers of the Company which individually accounted for more than 10% of the Company's revenues during the three years ended December 31, 1996.

                           AMERAC ENERGY CORPORATION

                       DECEMBER 31, 1996, 1995, AND 1994

ACCRUED LIABILITIES

    Accrued liabilities as of December 31, 1996, and 1995 consist of the following:


                                 1996       1995
                               --------   --------
Operating expenses             $209,000   $ 97,000
Accrued salaries and other      318,000    275,000
                               --------   --------
Total                          $527,000   $372,000
                               ========   ========

10.  SUBSEQUENT EVENTS

    Effective January 1, 1997, the Company entered into an agreement with a group of investors to participate in a program of three dimensional seismic evaluation, lease acquisition, drilling and development operations in certain undeveloped properties in a defined area on the Eastern Shelf of the Permian Basin in Texas. The group is to invest a minimum of $1.2 million for 50% of the Company's interest in these properties. After payout the Company will have a 20% reversionary interest in the property from the investor group in the first ten prospects and a 10% reversionary interest in the next ten prospects. The investor group will reimburse the Company for a portion of the general and administrative costs related to the project. The agreed upon reimbursement for 1997 is $200,000. For each $1,000 invested by the investor group they will earn warrants that allow the investor to purchase 41.667 shares of the Company's Common Stock at $5.76 per share, which represented a premium over the price of the underlying common stock at the time the warrants were priced . The warrants will expire on November 18, 1999 and the maximum number of Common Shares that can be acquired pursuant to the exercise of warrants under this agreement is 50,000 shares.

11.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data for the year ended December 31, 1996 is set forth below:


                                                                      Three Months Ended
                                                          ---------------------------------------------------
                                                           March 31     June 30    September 30   December 31
                                                          ----------   ----------   -----------   -----------
Net revenues                                              $2,326,000   $2,613,000   $ 2,580,000    $3,125,000
Net income (loss)                                            706,000      791,000       385,000      (303,000)
Net income (loss) applicable to common
 stockholders, as restated                                   491,000      595,000    (4,638,000)     (303,000)
Net income (loss) applicable to common
 stockholders, as previously reported                        491,000      595,000       385,000           N/A
Net income (loss) applicable to common
 stockholders per share, as restated                             .31          .37         (1.64)         (.13)
Net income (loss) applicable to common
 stockholders per share, as previously reported                  .31          .37           .14           N/A

    During the third quarter ended September 30, 1996, the Company converted its outstanding preferred stock into Common Stock (see Note 5). As restated, the September 30, 1996 net loss applicable to common shareholders has been reduced by the excess fair value of Common Stock issued over the net carrying value of the preferred stock converted, which approximated $5 million. This amount, as well as preferred stock dividends, reduced the net loss applicable to common shareholders for earnings per share computational purposes. As previously reported, the excess of fair value of the Common Stock exchanged for the preferred stock was not deducted in determining the net loss applicable to common shareholders for the quarter ended September 30, 1996. The restatement for the quarter ended September 30, 1996 had no effect on the Company's previously reported revenues, gross profit or net income.

                           AMERAC ENERGY CORPORATION

                       DECEMBER 31, 1996, 1995, AND 1994


    The Company recognized 1996 fourth quarter adjustments approximating $400,000, primarily related to increased depreciation, depletion and amortization resulting from downward reserve revisions. In addition, the Company recorded a gain in the fourth quarter of 1996 of $132,000 in connection with certain gas contract contingencies as described in Note 7.

12.  SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

    The following table summarizes costs incurred in oil and gas property acquisition, exploration and development activities. Property acquisition costs are those costs incurred to purchase, lease, or otherwise acquire property, including both undeveloped leasehold and the purchase of reserves in place. Exploration costs include costs of identifying areas that may warrant examination and in examining specific areas that are considered to have prospects containing oil and gas reserves, including costs of drilling exploratory wells, geological and geophysical costs and carrying costs of undeveloped properties. Development costs are incurred to obtain access to proved reserves, including the cost of drilling development wells and to provide facilities for extracting, treating, gathering and storing the oil and gas.

    Costs incurred in oil and gas activities for the three years ended December 31 are as follows:

                                    1996    1995    1994
                                    ----    ----    ----
                                   (amounts in thousands)

Property acquisition              $11,046  $4,605  $1,933
Exploration                           208     246     449
Development                         2,815     872      --
                                  -------  ------  ------
                                  $14,069  $5,723  $2,382
                                  =======  ======  ======

     Selected data for the three years ended December 31 follows:

                                           1996     1995    1994
                                           ----     ----    ----
                                           (amounts in thousands
                                          except per unit amounts)

Net oil and gas revenues                  $ 7,870  $3,220  $3,231
Depletion per Mcfe                            .73     .80     .60
Average sales price per barrel of oil       21.12   16.53   15.25
Average sales prices per Mcf of gas          2.29    1.62    2.01
Production costs per equivalent Mcf           .63     .53     .47

    Net proved oil and gas reserves as of December 31, 1996, 1995 and 1994 have been prepared by the Company and audited by Rider Scott Company, the Company's independent reservoir engineers. The reserves were prepared in accordance with guidelines established by the Securities and Exchange Commission and accordingly, were based on existing economic and operating conditions. Oil and gas prices in effect at December 31 of each year were used except in those instances where the sale is covered by contract, in which case the applicable contract prices including fixed and determinable escalations were used for the duration of the contract, and thereafter the last contract price was used. Oil and gas prices at December 31, 1996 were substantially higher than those realized on average by the Company over the past five years. Also, prices at the end of the first quarter of 1997 are below those at year-end 1996. Changes in prices could have a material effect on reserve estimates and related future net cash flow amounts. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

                           AMERAC ENERGY CORPORATION

                       DECEMBER 31, 1996, 1995, AND 1994

ESTIMATED QUANTITIES OF RESERVES

    Oil quantities are expressed in thousands of barrels and gas volumes in millions of cubic feet. Natural gas liquids are combined with oil quantities.

                                                                        1996                     1995                   1994
                                                                -----------------      -------------------     ------------------
                                                                  Oil        Gas          Oil        Gas         Oil        Gas
                                                                (MBbl)      (MMcf)      (MBbl)       (MMcf)     (MBbl)     (MMcf)
                                                                -----      ------      -------       ------    ------      ------

PROVED RESERVES
Balance beginning of year                                         689.5     8,704.3       544.6     5,961.2      329.0    5,078.8
Revisions of previous estimates                                    60.3    (1,521.1)      (11.7)   (1,009.3)      55.1    1,879.0
Extensions, discoveries and other additions                       409.9       415.8        ----        ----        4.6      174.2
Production                                                       (187.3)   (2,867.3)     (127.1)   (1,348.6)     (94.6)  (1,332.3)
Acquisition of minerals in place                                  939.4    14,251.4       397.0     5,101.0      250.5      161.5
Sales of minerals in place                                        (18.8)     (269.1)     (113.3)       ----       ----       ----
                                                                -------    --------      -------    -------      -----    -------
Balance end of year                                             1,893.0    18,714.0       689.5     8,704.3      544.6    5,961.2
                                                                =======    ========      ======     =======      =====    =======


PROVED DEVELOPED RESERVES
Balance beginning of year                                         492.7     6,932.4       544.6     5,961.2      329.0    5,078.8
Balance end of year                                             1,345.1    17,276.5       492.7     6,932.4      544.6    5,961.2

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES

    Standardized Measure Of Discounted Future Net Cash Flows And Changes Therein Relating To Proved Oil And Gas Reserves ("Standardized Measure") does not purport to present the fair market value of a Company's oil and gas properties. An estimate of such value should consider, among other factors, anticipated future prices of oil and gas the probability of recoveries in excess of existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision.

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
                                                  December 31,
                                         -------------------------------
                                           1996       1995        1994
                                         -------    -------     --------
                                              (amounts in thousands)

Future cash inflows                      $101,056   $ 31,175    $17,826
Future production and development costs   (39,038)   (11,894)    (6,811)
Future income tax expense                  (7,133)      ----       ----
                                         --------   --------    -------
Future net cash flows                      54,885     19,281     11,015
10% annual discount for estimated
 timing of cash flows                     (23,598)    (5,230)    (2,625)
                                         --------   --------    -------
Standardized measure of discounted
 future net cash flows                   $ 31,287   $ 14,051    $ 8,390
                                         ========   ========    =======

                           AMERAC ENERGY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONCLUDED

                       DECEMBER 31, 1996, 1995, AND 1994


    The following table sets forth an analysis of changes in the Standardized
Measure:


                                                                       1996       1995      1994
                                                                     --------   -------   -------
                                                                        (amounts in thousands)
Beginning of the year                                                 $14,051   $ 8,390   $ 9,683
Sales of oil and gas produced, net of production costs                 (7,870)   (3,220)   (3,231)
Net changes in sales prices and production costs , and other (1)        7,086     3,919    (2,041)
Extensions and discoveries, less applicable future development
 and production costs                                                   3,768      ----       163
Previously estimated development costs incurred during the period         150       230        12
Revisions of previous estimates, including revised estimates of
 development costs, reserves and rates of production                   (4,736)   (1,406)    1,138
Accretion of discount                                                   1,405       839       968
Purchase of reserves                                                   21,417     6,062     1,698
Sales of reserves                                                        (441)     (763)     ----
Net change in income taxes                                             (3,543)     ----      ----
                                                                      -------   -------   -------
End of year (2)                                                       $31,287   $14,051   $ 8,390
                                                                      =======   =======   =======

_________

(1) During 1996, 1995 and 1994, the prices the Company received from its sales of oil and gas averaged $21.12, $16.53 and $15.25 per barrel of oil and $2.29, $1.62 and $2.01 per Mcf of gas, respectively.
(2) The revenues generated by the Company are highly dependent upon the prices of oil and gas. In accordance with the guidelines established by the Securities and Exchange Commission, the year-end reserves are valued at prices in effect at December 31 of each year, even though these prices may differ significantly from prices actually received during the year. Prices used to value reserves were approximately $24.25, $17.98 and $14.61 per barrel of oil and $2.95, $2.14 and $1.65 per Mcf of gas as of December 31, 1996, 1995 and 1994, respectively.

                           AMERAC ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995, AND 1994


SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERAC ENERGY CORPORATION
                                           Company



                                               /s/  Richard B. Hallett
                                           --------------------------------
                                                    Richard B. Hallett
                                              Principal Financial Officer

Date: March 28, 1997


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.


       Signature                           Title                      Date
       ---------                           -----                      ----

/s/  Jeffrey B. Robinson           Director and President and    March 28, 1997
------------------------------     Chief Executive Officer
     Jeffrey B. Robinson           (Principal Executive
                                   Officer)


/s/  Jeffrey L. Stevens            Director                      March 28, 1997
------------------------------
     Jeffrey L. Stevens



/s/  Kenneth R. Peak               Director                      March 28, 1997
------------------------------
     Kenneth R. Peak



/s/  Michael L. Harvey             Director                      March 28, 1997
------------------------------
     Michael L. Harvey