Form 10QSB
period 1997-03-31
AMERAC ENERGY CORP
filed 1997-05-01
CIK 5696

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                  FORM 1O-QSB



[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


      [ ] Transition report under Section 13 or 15(d) of the Exchange Act


           For the transition period from ___________ to ___________


                         Commission file number 1-9933


                           AMERAC ENERGY CORPORATION

       (Exact Name of Small Business Issuer as Specified in Its Charter)



                   DELAWARE                        75-2181442
         (State or Other Jurisdiction of       (I.R.S. Employer
          Incorporation or Organization)      Identification No.)



                           1201 LOUISIANA, SUITE 3350
                           HOUSTON, TEXAS 77002-5609
                    (Address of Principal Executive Offices)


                                 (713) 308-5250
                (Issuer's Telephone Number, Including Area Code)

   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
     -----      ------

   The number of shares of Common Stock, $0.05 par value, outstanding on April 15, 1997 was 3,886,243.

   Traditional Small Business Disclosure Format (check one):

Yes    X     No
     ------       ------

                           AMERAC ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS



                                                                      MARCH 31,     DECEMBER 31,
                                                                        1997           1996
                                                                     -----------    ------------
                                                                     (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents.........................................  $     740,000   $     712,000
 Receivables
   Trade and other, net of allowance for bad debts of $41,000......        108,000         473,000
   Gas and oil receivable..........................................        801,000       1,451,000
                                                                     -------------   -------------
     Total current assets..........................................      1,649,000       2,636,000
                                                                     --------------  -------------
PROPERTY AND EQUIPMENT
 Oil and gas properties at cost....................................     33,214,000      32,290,000
 Less accumulated depreciation, depletion and amortization.........    (13,656,000)    (12,949,000)
                                                                     -------------   -------------
   Net property and equipment......................................     19,558,000      19,341,000

OTHER ASSETS.......................................................        362,000         395,000
                                                                     -------------   -------------

TOTAL ASSETS.......................................................  $  21,569,000   $  22,372,000
                                                                     =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Trade payables....................................................  $     401,000   $     199,000
 Accrued liabilities...............................................        373,000         527,000
 Obligation under gas contract.....................................        359,000         370,000
                                                                     -------------   -------------
     Total current liabilities.....................................      1,133,000       1,096,000
                                                                     -------------   -------------
LONG-TERM LIABILITIES
 Notes payable banks...............................................      6,354,000       7,704,000
 Other long-term liabilities.......................................        141,000         140,000
                                                                     -------------   -------------
     Total long-term liabilities...................................      6,495,000       7,844,000
                                                                     -------------   -------------
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 3)

STOCKHOLDERS' EQUITY
 Common stock, $0.05 par value; authorized-20,000,000 shares;
   outstanding-3,885,588 shares at March 31, 1997
   and  3,883,526 at December 31, 1996.............................        194,000         194,000
 Additional paid-in capital........................................    151,094,000     151,104,000
 Accumulated deficit...............................................   (137,347,000    (137,866,000)
                                                                     -------------   -------------
     Total stockholders' equity....................................     13,941,000      13,432,000
                                                                     -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................  $  21,569,000   $  22,372,000
                                                                     =============   =============

  (The accompanying notes are an integral part of these consolidated financial statements.)


                           AMERAC ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                          THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------------
                                                                               1997           1996
                                                                             ---------     ---------
REVENUES
 Oil, gas and related product sales...................................     $ 2,986,000   $ 2,254,000
 Other income.........................................................          24,000        27,000
                                                                           -----------   -----------
   Total revenues.....................................................       3,010,000     2,281,000
                                                                           -----------   -----------
EXPENSES
 Lease operating......................................................         693,000       480,000
 Exploration expenses, including dry hole costs and impairments.......         204,000         2,000
 Depreciation, depletion and amortization.............................         721,000       515,000
 General and administrative...........................................         671,000       423,000
 Gain on sale of oil and gas properties...............................            ----       (45,000)
 Interest.............................................................         160,000       200,000
                                                                           -----------   -----------
   Total expenses.....................................................       2,449,000     1,575,000
                                                                           -----------   -----------

Income before income taxes............................................         561,000       706,000
Provision for federal income taxes....................................          42,000          ----
                                                                           -----------   -----------
NET INCOME............................................................         519,000       706,000

Preferred dividends...................................................            ----      (215,000)
                                                                           -----------   -----------

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS..........................     $   519,000   $   491,000
                                                                           ===========   ===========

NET INCOME PER COMMON SHARE (AS ADJUSTED, SEE NOTE 1).................     $      0.13   $      0.31
                                                                           ===========   ===========

Average common shares and equivalents outstanding
  (as adjusted, see Note 1)...........................................       3,977,000     1,597,000
                                                                           ===========   ===========


 (The accompanying notes are an integral part of these consolidated financial statements.)

                           AMERAC ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                 THREE MONTHS ENDED MARCH 31,
                                                                ------------------------------
                                                                      1997           1996
                                                                   ---------      ----------
CASH FLOW FROM OPERATING ACTIVITIES

 Net income...................................................    $    519,000    $   706,000

 Adjustments needed to reconcile net income to net cash flow provided by operating activities
   Depreciation, depletion and amortization...................         721,000        515,000
   Exploration expenses, including dry holes and impairments..         204,000           ----
   Gain on sale of properties.................................            ----        (53,000)
   Recognition of deferred revenue............................         (11,000)       (23,000)
   Other......................................................         (14,000)        15,000
   Changes in operating assets and liabilities:
     Oil and gas receivables and other........................       1,014,000       (398,000)
     Trade payables...........................................         202,000       (260,000)
     Accrued and other long-term liabilities..................        (154,000)      (251,000)
     Other assets.............................................          (2,000)       (63,000)
                                                                  ------------    -----------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES................       2,479,000        188,000
                                                                  ------------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
 Proceeds from sale of assets.................................            ----      1,050,000
 Oil and gas acquisitions and expenditures....................      (1,128,000)    (7,694,000)
 Other........................................................          20,000          2,000
                                                                  ------------    -----------
NET CASH USED FOR INVESTING ACTIVITIES........................      (1,108,000)    (6,642,000)
                                                                  ------------    -----------
CASH FLOW FROM FINANCING ACTIVITIES
 Bank borrowings (repayments), net............................      (1,350,000)     6,283,000
 Other........................................................           7,000           ----
                                                                  ------------    -----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES..........      (1,343,000)     6,283,000
                                                                  ------------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........          28,000       (171,000)
 Cash and cash equivalents at beginning of period.............         712,000        269,000
                                                                  ------------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................    $    740,000    $    98,000
                                                                  ============    ===========



 (The accompanying notes are an integral part of these consolidated financial statements.)

                           AMERAC ENERGY CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      DECEMBER 31, 1996 TO MARCH 31, 1997
                                  (UNAUDITED)



                                         COMMON SHARES
                                       ($0.05 PAR VALUE)     ADDITIONAL
                                      --------------------    PAID-IN       ACCUMULATED
                                       SHARES      AMOUNT     CAPITAL         DEFICIT         TOTAL
                                      ---------   --------  ------------   -------------   -----------
BALANCE  DECEMBER 31, 1996..........  3,883,526   $194,000  $151,104,000   $(137,866,000)  $13,432,000

  Stock issued for director's fees..      2,017       ----        14,000            ----        14,000
  Options exercised.................      2,667       ----         7,000            ----         7,000
  Net income........................       ----       ----          ----         519,000       519,000
  Other.............................     (2,622)      ----       (31,000)           ----       (31,000)
                                      ---------   --------  ------------   -------------   -----------
BALANCE  MARCH  31, 1997............  3,885,588   $194,000  $151,094,000   $(137,347,000)  $13,941,000
                                      =========   ========  ============   =============   ===========

 (The accompanying notes are an integral part of these consolidated financial statements.)

                           AMERAC ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION


  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of results of operations and financial position for the interim periods have been included. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year or any other interim period. These financial statements and notes should be read in conjunction with Amerac Energy Corporation's ("Amerac" or the "Company") annual report for the year ended December 31, 1996.

  Earnings per share and weighted average common shares outstanding for the three months ended March 31, 1996, have been retroactively restated to reflect the one for fifteen reverse Common Stock split approved by the Company's stockholders in November 1996.


2.  SUPPLEMENTAL CASH FLOW INFORMATION


                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                      1997          1996
                                                                   ---------      --------
   Cash payments for:
     Interest..............................................       $ 160,000     $ 200,000
     Income taxes..........................................          25,000          ----
   Non-cash investing and financing activities:
     Senior Preferred Stock dividends......................            ----       215,000
     Compensation paid in Common Stock.....................          14,000        53,000
     Approximate value of Common Stock issued for Fremont
       acquisition.........................................            ----       640,000


3.  CONTINGENCIES


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

                           AMERAC ENERGY CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared With Three Months Ended March 31,
1996

  Oil and gas revenues increased from $2.3 million in the first three months of 1996 to $3.0 million in the comparable period of 1997. Approximately 66% of the revenue increase is due to higher realized prices for both oil and natural gas. During the first quarter of 1997, the Company's average realized price for oil was $23.36 per barrel ("Bbl") and for natural gas was $2.85 per thousand cubic feet ("Mcf"). Product prices were highest at the beginning of the first quarter of 1997 and declined during the quarter. During the first three months of 1996, the average realized prices for oil and natural gas were $17.73 per Bbl and $2.43 per Mcf, respectively. Higher production of oil and natural gas, primarily as a result of acquisitions during 1996, accounted for approximately 34% of the increase in revenue from 1996 to 1997.

  During the first quarter of 1997, the Company produced approximately 45,000 Bbls of oil and 675,000 Mcf of natural gas. In the first three months of 1996, the Company produced approximately 40,000 Bbls of oil and 633,000 Mcf of natural gas. The primary well at the Company's significant offshore property, South Timbalier 198, was producing gas at a rate of 588 million cubic feet ("MMcf") per month (113 MMcf per month net to the Company's interest) with essentially no water at the end of the first quarter of 1996. During December of 1996, the well began to produce water. At the end of the first quarter of 1997 the well's gas production had declined to a rate of 425 MMcf per month (82 MMcf per month net to the Company's interest) with approximately 700 Bbls of water per day. The influx of water accompanied by a decline in gas production is a normal occurrence in water drive reservoirs, however, once water production commences, the remaining life of the well becomes more uncertain. The Company expects the well to deplete in 1997.

  Lease operating expense increased from $480,000 in the first quarter of 1996 to $693,000 in the comparable period of 1997. The increase is attributable to properties acquired subsequent to the first quarter of 1996 and workovers of approximately $83,000 in the first quarter of 1997.

  Exploration expense of $204,000 in the first quarter of 1997 primarily relates to a dry exploratory well, and geological and geophysical expenditures.

  Depreciation, depletion and amortization expense of $721,000 in the first three months of 1997 exceeds the 1996 reported amount of $515,000, primarily as a result of a higher per unit rate resulting from downward reserve estimates for the Company's offshore property, South Timbalier 198, and higher investments in oil and gas properties due to acquisitions subsequent to the first quarter of 1996.

  General and administrative expense increased from $423,000 in the first quarter of 1996 to $671,000 in the first quarter of 1997 as a result of higher salaries and benefits expense due to the hiring of additional employees subsequent to the first quarter of 1996 and costs incurred in regards to listing on the American Stock Exchange and preparation of a registration statement.

DRILLING AND DEVELOPMENT ACTIVITIES

  During the first quarter of 1997, the Company drilled seven wells in conjunction with its development and exploitation program. Four of the wells were completed as producing wells, one was abandoned prior to reaching its objective due to mechanical difficulties and two were dry holes.

  In Rooks County, Kansas, the Company drilled two in-fill development wells in the Riffe Field. Both wells were completed in the Arbuckle zone with initial potentials of 12 and 15 barrels of oil per day ("BOPD").

                           AMERAC ENERGY CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONCLUDED)

  In Jones County, Texas, the Company drilled and completed the Whitlock #1 development well in the Strawn zone at a depth of 4,600 feet. This Truby Field well tested at an initial rate of 88 BOPD and 141 thousand cubic feet of natural gas per day ("MCFD"). One additional development well is budgeted to be drilled in this field during 1997.

  In Nolan County, Texas, the exploratory Patterson 244 #1 well, the Company's initial well in its South Antelope Creek project, was completed in the Ellenburger zone at a depth of 6,800 feet. The well tested natural at an initial flowing rate of 66 BOPD and 105 MCFD. The well was subsequently acidized and will be put on pump and retested. The Company currently plans to drill at least one additional development well in this new field during 1997. The McLeod 213 #1, an unrelated exploratory well with a Strawn formation target, was unsuccessful.

  In the North Blackwell Field in Nolan County, Texas, the Coda Whiteaker #8 development well encountered drilling difficulties and was abandoned prior to reaching the objective zone. The Burwick #3 development well reached the objective Ellenburger section and was abandoned as a dry hole.

  The disappointing drilling results in the North Blackwell field and marginal production from previously completed wells in the field have caused the Company to reassess its geologic model and exploitation strategy in this field. While there is current production from the North Blackwell Field, no further development activity is planned for the North Blackwell field at this time.

  In the second quarter of 1996, the Company participated in a pilot waterflood project in the Sacatosa field in Maverick County, Texas. The Company installed two five-well pilot patterns to evaluate the economic feasibility of the program. To-date, there has been no response to the injection activities. The Company believes that an additional six months is required to properly evaluate the program. Capitalized costs related to the Sacatosa project are approximately $515,000.

LIQUIDITY AND CAPITAL RESOURCES

  During the first quarter of 1997, the Company generated cash flow from operations of $2.5 million, which was used to fund its exploration and development drilling activities and to pay down debt by $1.4 million. At the end of the first quarter of 1997, the Company had outstanding debt of $6.4 million and available borrowing capacity of $3.6 million under its bank credit facility.

  The Company anticipates that it must seek additional sources of financing to fund its acquisition activities. Amerac may finance additional acquisitions through a combination of working capital, bank borrowings, mezzanine financing, production payments and equity. However, there is no assurance that the Company will be successful in obtaining such additional financing.

NEW ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accountings Standards No. 128, "Earnings Per Share" ("SFAS 128").
SFAS 128 requires presentation of "basic earnings per share" and "diluted earnings per share". Under SFAS 128, the Company's basic earnings per share and diluted earnings per share would be consistent with the income statement presentation for the three months ended March 31, 1997 and 1996. SFAS 128 is effective for interim and annual periods ending after December 15, 1997, and early adoption is not permitted.

                                    PART III
                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  See Exhibit Index following this page.

  On March 4, 1997 the Company filed a Form 8-K dated February 28, 1997 regarding the execution of an Exploitation Agreement between the Company and certain investors.


                                   SIGNATURE

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          AMERAC ENERGY CORPORATION
                                                (Registrant)



                                             /s/ Richard B. Hallett
                                   ------------------------------------------
Date:  April 30,1997                            Richard B. Hallett
                                   Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

3-(1) Certificate of Incorporation of Wolverine Exploration Company (incorporated by reference as Exhibit 3-(1) to the Company's Registration Statement No. 33-21824 filed May 13, 1988).

3-(2) Amendment to Certificate of Incorporation of Wolverine Exploration Company dated September 12, 1988 (incorporated by reference as Exhibit 3- (1 )(a) to the Company's Registration Statement No. 33-24429 filed September 28, 1988).

3-(3) Amendment to Certificate of Incorporation of Wolverine Exploration Company dated March 28, 1995 (incorporated by reference to Annex IV to Exhibit (a)(1) to Schedule 13E-4, dated November 15, 1994).

3-(4) Amendment to Certificate of Incorporation of Amerac Energy Corporation dated July 12, 1996 (incorporated by reference to Exhibit 4(i).4 to the Company's Current Report on Form 8-K dated February 28, 1997).

3-(5) Amendment to Certificate of Incorporation of Amerac Energy Corporation dated July 12, 1996 (incorporated by reference to Exhibit 4(i).5 to the Company's Current Report on Form 8-K dated February 28, 1997).

3-(6) Amendment to Certificate of Incorporation of Amerac Energy Corporation dated November 21, 1996 (incorporated by reference to Exhibit 4(i).6 to the Company's Current Report on Form 8-K dated February 28, 1997).

3-(7) Corporate Bylaws (incorporated by reference to Exhibit 3C to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No. 0-5003).

4-(1) Warrant Agreement, dated November 18, 1996, between Amerac Energy Corporation and Petroleum Financial, Inc. (incorporated by reference as
       Exhibit 4(I).8 to the Company's Registration Statement No. 333-24643 filed April 4, 1997).

4-(2) Form of Warrant (included as Exhibit I to the Warrant Agreement referred to in Exhibit 4-(1)).

4-(3) Registration Rights Agreement, dated November 18, 1996, between Amerac Energy Corporation and the party identified therein. A document identical to this document, except for the name of the Holder and the Holder's address for notices, was entered into by the Company with each purchaser of Common Stock in the Company's private sale of Common Stock completed on November 18, 1996 (incorporated by reference as Exhibit 4(I).10 to the Company's Registration Statement No. 333-24643 filed April 4, 1997).

4-(4) Form of Warrant Agreement (included as Exhibit VI to the Exploitation Agreement referred to in Exhibit 10-(11)).

4-(5) Form of Warrant (included as Exhibit I to the Form of Warrant Agreement referred to in Exhibit 4-(4)).

4-(6) Form of Registration Rights Agreement, (included as Exhibit VII to the Exploitation Agreement referred to in Exhibit 10-(11)).

4-(7) Registration Rights Agreement, dated January 16, 1996 among Amerac Energy Corporation, Powell Resources, Inc., The Langestroth Family Limited I, Thomas O. Goldsworthy and James B. Tollerton. Related to acquisition of Fremont Energy Corporation Properties (incorporated by reference, as
       Exhibit 10-(10) to Form 10K for year ended December 31, 1995).

10-(1) Third Amendment to Amended and Restated Credit Agreement dated February
       3, 1997 (incorporated by reference as Exhibit 10-(10) to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1996).

10-(2) Exploitation Agreement, dated effective January 1, 1997, between Amerac
       Energy Corporation and the parties identified therein (incorporated by reference to Exhibit 4(i).8 to the Company's Current Report on Form 8-K dated February 28, 1997).

27     Financial Data Schedule