Form 10QSB
period 1997-06-30
AMERAC ENERGY CORP
filed 1997-08-14
CIK 5696

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549


                                  FORM 1O-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Yes  [X]  No  [ ]

   The number of shares of Common Stock, $0.05 par value, outstanding on July 31, 1997 was 3,888,981

   Traditional Small Business Disclosure Format (check one):

Yes  [X]  No  [ ]


================================================================================

                           AMERAC ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS



                                                       June 30,     DECEMBER 31,
                                                         1997          1996
                                                      -----------   -----------
                                                      (UNAUDITED)
                                    ASSETS

CURRENT ASSETS
 Cash and cash equivalents........................ $     515,000  $     712,000
 Receivables
   Trade and other, net of allowance for
    bad debts of $41,000..........................       440,000        473,000
   Gas and oil receivable.........................     1,012,000      1,451,000
                                                   -------------  -------------
     Total current assets.........................     1,967,000      2,636,000
                                                   -------------  -------------
PROPERTY AND EQUIPMENT
 Oil and gas properties at cost...................    33,445,000     32,290,000
 Less accumulated depreciation,
  depletion and amortization......................   (14,331,000)   (12,949,000)
                                                   -------------  -------------
   Net property and equipment.....................    19,114,000     19,341,000

OTHER ASSETS......................................       341,000        395,000
                                                   -------------  -------------
TOTAL ASSETS...................................... $  21,422,000  $  22,372,000
                                                   =============  =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Trade payables................................... $     196,000  $     199,000
 Accrued liabilities..............................       199,000        527,000
 Obligation under gas contract....................            --        370,000
                                                   -------------  -------------
     Total current liabilities....................       395,000      1,096,000
                                                   -------------  -------------
LONG-TERM LIABILITIES
 Notes payable banks..............................     7,829,000      7,704,000
 Other long-term liabilities......................        17,000        140,000
                                                   -------------  -------------
     Total long-term liabilities..................     7,846,000      7,844,000
                                                   -------------  -------------
COMMITMENTS AND CONTINGENT LIABILITIES
 (see Note 3)

STOCKHOLDERS' EQUITY
 Common stock, $0.05 par value;
  authorized - 20,000,000 shares;
  outstanding - 3,888,981 shares at
  June 30, 1997 and  3,883,526 at
  December 31, 1996...............................       195,000        194,000
 Additional paid-in capital.......................   151,162,000    151,104,000
 Accumulated deficit..............................  (138,176,000)  (137,866,000)
                                                   -------------  -------------
     Total stockholders' equity...................    13,181,000     13,432,000
                                                   -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........ $  21,422,000  $  22,372,000
                                                   =============  =============


      (The accompanying notes are an integral part of these consolidated financial statements.)

                           AMERAC ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              June 30,                      JUNE 30,
                                                      -------------------------     -------------------------
                                                         1997           1996          1997            1996
                                                      ----------     ----------     ----------     ----------
REVENUES
 Oil, gas and related product sales...............    $2,338,000     $2,594,000     $5,324,000     $4,848,000
 Other income.....................................       (14,000)        19,000         10,000         46,000
                                                      ----------     ----------     ----------     ----------
     Total revenues...............................     2,324,000      2,613,000      5,334,000      4,894,000
                                                      ----------     ----------     ----------     ----------
EXPENSES
 Lease operating..................................       966,000        500,000      1,659,000        980,000
 Exploration expenses, including dry hole costs...       192,000          5,000        396,000          8,000
 Provision for impairment of properties...........       584,000             --        584,000             --
 Depreciation, depletion and amortization.........       690,000        479,000      1,411,000        994,000
 General and administrative.......................       566,000        699,000      1,237,000      1,122,000
 Gain on sale of oil and gas properties...........            --        (78,000)            --       (125,000)
 Interest.........................................       167,000        217,000        327,000        417,000
                                                      ----------     ----------     ----------     ----------
     Total expenses...............................     3,165,000      1,822,000      5,614,000      3,396,000
                                                      ----------     ----------     ----------     ----------
Income (loss) before income taxes.................      (841,000)       791,000       (280,000)     1,498,000
Provision for federal income taxes................       (12,000)            --         30,000             --
                                                      ----------     ----------     ----------     ----------
NET INCOME (LOSS).................................      (829,000)       791,000       (310,000)     1,498,000
Preferred dividends...............................            --      (196,000)             --       (411,000)
                                                      ----------     ----------     ----------     ----------
INCOME (LOSS) APPLICABLE TO
 COMMON STOCKHOLDERS..............................    $ (829,000)    $  595,000     $ (310,000)    $1,087,000
                                                      ==========     ==========     ==========     ==========
INCOME (LOSS) PER COMMON SHARE
 (as adjusted, see Note 1)........................    $    (0.21)    $     0.37     $    (0.08)    $     0.67
                                                      ==========     ==========     ==========     ==========
Average common shares and equivalents
 outstanding (as adjusted, see Note 1)                 3,887,000      1,605,000      3,885,000      1,628,000
                                                      ==========     ==========     ==========     ==========


      (The accompanying notes are an integral part of these consolidated financial statements.)

                           AMERAC ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                     Six Months Ended June 30,
                                                     ------------------------
                                                        1997          1996
                                                     ----------    ----------
CASH FLOW FROM OPERATING ACTIVITIES
 Net income (loss)................................  $ (310,000)   $1,498,000
 Adjustments needed to reconcile net
   income to net cash flow provided by
   operating activities
   Depreciation, depletion and amortization.......    1,411,000       994,000
   Exploration expenses, including dry
    holes and impairments.........................      396,000            --
   Provision for impairment of properties.........      584,000            --
   Gain on sale of properties.....................           --      (125,000)
   Stock issued for compensation..................       33,000       139,000
   Recognition of deferred revenue................     (370,000)      (76,000)
   Other..........................................                         --
   Changes in operating assets and liabilities:
     Oil and gas receivables and other............      472,000      (388,000)
     Trade payables...............................       (2,000)      112,000
     Accrued and other long-term liabilities......     (453,000)      (82,000)
     Other assets.................................       (2,000)      (72,000)
                                                     ----------    ----------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES....    1,759,000     2,000,000
                                                     ----------    ----------
CASH FLOW FROM INVESTING ACTIVITIES
 Proceeds from sale of assets.....................           --     1,281,000
 Oil and gas acquisitions and expenditures........   (2,135,000)   (9,171,000)
 Other............................................       26,000            --
                                                     ----------    ----------
NET CASH USED FOR INVESTING ACTIVITIES............   (2,109,000)   (7,890,000)
                                                     ----------    ----------
CASH FLOW FROM FINANCING ACTIVITIES
 Bank borrowings, net.............................      125,000     5,943,000
 Sale of common stock.............................           --       364,000
 Other............................................       28,000        10,000
                                                     ----------    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES.........      153,000     6,317,000
                                                     ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS.................................     (197,000)      427,000
   Cash and cash equivalents at
    beginning of period...........................      712,000       144,000
                                                     ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........   $  515,000    $  571,000
                                                     ==========    ==========


      (The accompanying notes are an integral part of these consolidated financial statements.)

                           AMERAC ENERGY CORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      DECEMBER 31, 1996 TO JUNE 30, 1997
                                  (UNAUDITED)

                                                   COMMON SHARES
                                                 ($0.05 PAR VALUE)       ADDITIONAL
                                               --------------------       PAID-IN       ACCUMULATED
                                                SHARES      AMOUNT        CAPITAL         DEFICIT         TOTAL
                                               --------    ---------    -----------     -----------    -----------
BALANCE -- DECEMBER 31, 1996...............   3,883,526    $ 194,000   $151,104,000   $(137,866,000)  $ 13,432,000
  Stock issued for director's fees.........       5,295        1,000         33,000              --         34,000
  Options exercised........................       2,667           --          7,000              --          7,000
  Net income...............................          --           --             --        (310,000)      (310,000)
  Other....................................      (2,507)          --         18,000              --         18,000
                                              ---------    ---------   ------------   -------------   ------------
BALANCE -- JUNE 30, 1997...................   3,888,981    $ 195,000   $151,162,000   $(138,176,000)  $ 13,181,000
                                              =========    =========   ============   =============   ============


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

  Earnings per share and weighted average common shares outstanding for the three and six months ended June 30, 1996, have been retroactively restated to reflect the one for fifteen reverse Common Stock split approved by the Company's stockholders in November 1996.


2.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                        1997          1996
                                                     -----------   -----------
   Cash payments for:
     Interest......................................  $   327,000   $   417,000
     Income taxes..................................       60,000            --
   Non-cash investing and financing activities:
     Senior Preferred Stock dividends..............           --       411,000
     Compensation paid in Common Stock.............       33,000       139,000
     Approximate value of Common Stock issued
      for Fremont acquisition......................           --       640,000


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

                           AMERAC ENERGY CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared With Three Months Ended June 30, 1996

  The net loss of $829,000 for the three months ended June 30, 1997 was largely attributable to the $534,000 non-cash write off of the Company's investment in the Sacatosa project. In the second quarter of 1996, the Company participated in a pilot waterflood project in the Sacatosa field in Maverick County, Texas. The Company installed two five-well pilot patterns to evaluate the economic feasibility of the program. To-date, there has been no response to the injection activities and the Company now believes that it is unlikely that the project will be successful.

  Oil and gas revenues decreased from $2.6 million in the second quarter of 1996 to $2.3 million in the comparable period of 1997. The decline in revenue was due primarily to lower volumes and realized prices at the Company's offshore property, South Timbalier 198. The primary well at South Timbalier began to produce water during December of 1996. In addition, the 1996 second quarter included favorable prior period revenue adjustments and revenue from properties sold during 1996. The revenue effects of lower 1997 second quarter volumes at the Company's North Blackwell and Cosden fields, due to normal production declines, were more than offset by higher volumes from the Texan Gardens and Throckmorton properties acquired during the third quarter of 1996.

  During the second quarter of 1997, the Company's revenue volumes were approximately 55,500 barrels ("Bbls") of oil and 656,900 thousand cubic feet ("Mcf") of natural gas. In the comparable three months of 1996, the Company reported volumes of approximately 53,300 Bbls of oil and 820,400 Mcf of natural gas.

  During the second quarter of 1997, the Company's average realized price was $18.65 per Bbl for oil and $1.97 per Mcf for natural gas. In the three months ended June 30, 1996, the Company's realized prices for oil and natural gas were $20.63 per Bbl and $1.82 per Mcf, respectively.

  Lease operating expense increased from $500,000 in the second quarter of 1996 to $966,000 in the comparable period of 1997. The increase is attributable to workovers of approximately $289,000 in the second quarter of 1997 and expenses from properties acquired subsequent to the second quarter of 1996.

  Exploration expense of $192,000 in the second quarter of 1997 primarily relates to geological and geophysical expenditures incurred in 1997.

  Depreciation, depletion and amortization expense of $690,000 in the second quarter of 1997 exceeds the 1996 reported amount of $479,000, primarily as a result of a higher per unit rate resulting from downward reserve estimates for South Timbalier 198, and higher investments in oil and gas properties due to acquisitions completed subsequent to the second quarter of 1996.

  General and administrative expense decreased from $699,000 in the second quarter of 1996 to $566,000 in the second quarter of 1997 primarily as a result of reimbursement of general and administrative costs by the Company's Eastern Shelf Program partners and overhead billed to other working interest partners.

Six Months Ended June 30, 1997 Compared With Six Months Ended June 30, 1996

  The net loss of $310,000 for the first six months of 1997 is due primarily to the $534,000 non-cash write off of the Company's investment in the Sacatosa project. In the first half of 1996, the Company reported net income of $1.5 million.

  Oil and gas revenues increased from $4.9 million in the first six months of 1996 to $5.3 million in the six month period ended June 30, 1997. The increased revenue is the result of higher realized prices for both oil and natural gas.

                           AMERAC ENERGY CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


During 1997, the Company's average realized price for oil was $20.77 per Bbl, and for gas was $2.42 per Mcf. These were improvements over the comparable 1996 period of $1.31 per Bbl and $0.33 per Mcf.

  Higher oil volumes in the first six months of 1997 also contributed to improved revenues compared to 1996. In 1997, the Company's revenue was based upon oil volumes of 100,900 Bbls, while the comparable figure in 1996 was 93,200 Bbls. Oil volumes improved as a result of the impact of acquisitions completed subsequent to the second quarter of 1996, partially offset by normal production declines at the Company's South Timbalier and North Blackwell properties. Reduced natural gas volumes partially offset the effects of higher prices and oil volumes. In the first half of 1997, natural gas volumes totaled 1,332,300 Mcf, versus 1,453,200 Mcf in 1996. The higher 1996 gas volumes were due to properties sold during 1996 and favorable prior period revenue adjustments recognized in the second quarter of 1996, partially offset by higher gas volumes from properties acquired subsequent to the second quarter of 1996.

  Lease operating expense in the first half of 1997 of $1.7 million includes $372,000 of workover expense. In the first six months of 1996, the Company's lease operating expense of $980,000 included less than $1,000 of workover charges. Higher lease operating expense from properties acquired during 1996 also contributed to the unfavorable variance compared to 1996.

  Depreciation, depletion and amortization expense of $1.4 million in the first two quarters of 1997 exceeds the 1996 figure of $994,000, primarily as a result of a higher per unit rate resulting from downward reserve estimates for South Timbalier 198, and higher investments in oil and gas properties due to acquisitions completed subsequent to the second quarter of 1996.

  General and administrative expenses in the first half of 1997 of $1.2 million slightly exceeded the comparable 1996 charge of $1.1 million. Higher salaries and benefits expense due to the hiring of additional employees subsequent to the second quarter of 1996 and costs incurred in regards to listing on the American Stock Exchange and preparation of a registration statement, were offset by reimbursement of general and administrative costs by the Company's Eastern Shelf Program partners and overhead billed to other working interest partners.

  Also, the first six months of 1996 included a gain of $125,000 from the sale of properties.


DRILLING AND DEVELOPMENT ACTIVITIES

  As a result of production in the first half of 1997 of 0.3 million barrels of oil equivalents ("Mboe") and net downward reserve revisions of approximately 0.6 Mboe, the Company did not replace its reserves in the first half of 1997. The most significant of the downward reserve revisions were attributable to disappointing drilling results in the North Blackwell Field in Nolan County, Texas and marginal production from previously completed wells in that field. The Company estimates that as of July 1, 1997 its proved reserves were approximately
4.1 Mboe.

  In July, the Company drilled the Whitlock # 2 well in the Truby Field in Jones County, Texas. Completion operations are now in progress. The Whitlock #2 well is structurally higher and has a thicker pay than the Company's Whitlock #1 well which is producing at a rate of 80-85 barrels of oil per day ("BOPD") with essentially no decline. In addition to supporting two previously recognized proved undeveloped ("PUD") locations, the Whitlock #2 establishes one other PUD location.

  Also in July, Amerac performed a recompletion on the Hidalgo-Willacy # 4-B well in the Company's Texan Gardens Field in Hidalgo County, Texas. After recompleting in the Lower Heard sand, the well tested natural at 500 thousand cubic feet per day ("MCFD") of natural gas. After a fracture treatment, the well was tested at 1,200 MCFD of natural gas with 200 barrels of water per day. The Hidalgo-Willacy # 4-B was put on production immediately. The Company is in the process of recompleting the Hidalgo-Willacy # 14-B in the Lower Heard sand.

                           AMERAC ENERGY CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONCLUDED)


LIQUIDITY AND CAPITAL RESOURCES

  During the first six months of 1997, the Company generated cash flow from operations of $1.7 million and net borrowings of $0.1 million, which was used primarily to fund its exploration and development drilling activities. At the end of the first quarter of 1997, the Company had outstanding debt of $7.8 million under its bank credit facility. Effective August 1, 1997, the Company's borrowing base was increased to $10.5 million providing available borrowing capacity of $2.7 million

  The Company anticipates that it must seek additional sources of financing to fund acquisition activities. Amerac may finance additional acquisitions through a combination of working capital, bank borrowings, mezzanine financing, production payments and equity. However, there is no assurance that the Company will be successful in obtaining such additional financing.


RECENT DEVELOPMENTS

  On August 6, 1997 Amerac announced that its Board of Directors had formed a Special Committee to undertake a process to explore strategic alternatives designed to enhance shareholder value. The Special Committee will be responsible for developing and recommending various alternatives which may include the possible merger or business combination of the Company with another entity. The Special Committee will consist of two outside directors; Kenneth R. Peak, Chairman of the Special Committee, and William P. Nicoletti, Chairman of the Board of the Company. No assurance can be given that any specific transaction will occur as a result of this initiative.

  In order to retain key employees while considering strategic alternatives, the Company has offered incentives to those employees to remain with the Company. Two officers of Amerac have declined to accept the Company's incentive offers and have tendered their resignations. Mr. Richard B. Hallett, Vice President, Chief Financial Officer, Secretary and Treasurer resigned effective August 15, 1997 and Mr. Richard J. Savoie, Vice President of Engineering resigned effective August 12, 1997. There can be no assurances that other key employees of the Company will not resign.

  The Company also announced that following Mr. Hallett's resignation, Mr. Peak will assume the positions of Chief Financial Officer and Treasurer, and Mr. Jeffrey L. Stevens, also a director of the company, will assume the position of Secretary.


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

                                   PART III
                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    See Exhibit Index following this page.

    No reports on Form 8-K were filed during the Second Quarter of 1997.


                                   SIGNATURE


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            AMERAC ENERGY CORPORATION
                                                  (Registrant)



                                                  /s/ Richard B. Hallett
                                            ___________________________________
Date: August 14, 1997                               Richard B. Hallett
                                                 Vice President and Chief
                                                    Financial Officer

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