Form 10QSB
period 1997-09-30
AMERAC ENERGY CORP
filed 1997-11-14
CIK 5696

================================================================================




                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 1O-QSB


            [X] Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


      [_] Transition report under Section 13 or 15(d) of the Exchange Act


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

Yes   [X]     No

   The number of shares of Common Stock, $0.05 par value, outstanding on October 31, 1997 was 3,891,981

   Traditional Small Business Disclosure Format (check one):

Yes   [X]     No


================================================================================

                           AMERAC ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                     1997          1996
                                                                 -------------  ------------
                                                                        (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents.....................................  $      53,000  $     712,000
 Receivables
   Trade and other, net of allowance for bad debts of $32,000..        338,000        327,000
   Gas and oil receivable......................................      1,001,000      1,451,000
   Prepaid expenses............................................        146,000        146,000
                                                                 -------------  -------------
     Total current assets......................................      1,538,000      2,636,000
                                                                 -------------  -------------
PROPERTY AND EQUIPMENT
   Oil and gas properties at cost..............................     32,770,000     32,290,000
   Less accumulated depreciation, depletion and amortization...    (15,050,000)   (12,949,000)
                                                                 -------------  -------------
     Net oil and gas properties................................     17,720,000     19,341,000

OTHER ASSETS...................................................        335,000        395,000
                                                                 -------------  -------------
TOTAL ASSETS...................................................  $  19,593,000  $  22,372,000
                                                                 =============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Trade payables...............................................   $     314,000  $     199,000
 Accrued liabilities..........................................         288,000        527,000
 Current portion of long-term debt............................         579,000           ----
 Obligation under gas contract................................            ----        370,000
                                                                 -------------  -------------
     Total current liabilities................................       1,181,000      1,096,000
                                                                 -------------  -------------
LONG-TERM LIABILITIES
  Notes payable banks (less current portion)..................       7,250,000      7,704,000
  Other long-term liabilities.................................           8,000        140,000
                                                                 -------------  -------------
    Total long-term liabilities...............................       7,258,000      7,844,000
                                                                 -------------  -------------

COMMITMENTS AND CONTINGENT LIABILITIES (see Note 4)

STOCKHOLDERS' EQUITY
  Common stock, $0.05 par value; authorized - 20,000,000
   shares; outstanding -3,891,981 shares at September 30, 1997
   and  3,883,526 shares at December 31, 1996.................         195,000        194,000
  Additional paid-in capital..................................     151,181,000    151,104,000
  Accumulated deficit.........................................    (140,222,000)  (137,866,000)
                                                                 -------------  -------------
   Total stockholders' equity...............................        11,154,000     13,432,000
                                                                 -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................     $  19,593,000  $  22,372,000
                                                                 =============  =============

 (The accompanying notes are an integral part of these consolidated financial statements).

                           AMERAC ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                       ---------------------------       -----------------------
                                                          1997            1996              1997         1996
                                                       ----------       ---------        ---------     ---------
REVENUES

Oil, gas and related product sales................... $ 1,889,000     $ 2,584,000      $ 7,206,000   $ 7,432,000
Other income.........................................       2,000          (4,000)          19,000        42,000
                                                      -----------     -----------      -----------   -----------
   Total revenues....................................   1,891,000       2,580,000        7,225,000     7,474,000
                                                      -----------     -----------      -----------   -----------
EXPENSES
Lease operating......................................     658,000         597,000        2,317,000     1,577,000
Exploration expenses, including dry hole costs.......      29,000          22,000          314,000        29,000
Provision for impairment of properties (see Note 2)..   1,573,000             ---        2,269,000           ---
Depreciation, depletion and amortization.............     733,000         699,000        2,144,000     1,693,000
General and administrative...........................     761,000         627,000        1,997,000     1,749,000
(Gain) Loss on sale of oil and gas properties........        ----            ----             ----      (124,000)
Interest.............................................     183,000         245,000          510,000       662,000
                                                      -----------     -----------      -----------   -----------
   Total expenses....................................   3,937,000       2,190,000        9,551,000     5,586,000
                                                      -----------     -----------      -----------   -----------
Income (loss)before income taxes.....................  (2,046,000)        390,000       (2,326,000)    1,888,000
Provision for federal income taxes...................         ---           5,000           30,000         5,000
                                                      -----------     -----------      -----------   -----------
NET INCOME (LOSS)....................................  (2,046,000)        385,000       (2,356,000)    1,883,000

Preferred dividends..................................         ----     (5,023,000)            ----    (5,434,000)
                                                      -----------     -----------      -----------   -----------
INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS...... $(2,046,000)    $(4,638,000)     $(2,356,000)  $(3,551,000)
                                                      ===========     ===========      ===========   ===========
INCOME (LOSS) PER COMMON SHARE
  (as adjusted, see Note 1).......................... $      (.53)    $     (1.64)     $      (.61)  $     (1.75)
                                                      ===========     ===========      ===========   ===========
AVERAGE COMMON SHARES AND EQUIVALENTS
  outstanding (as adjusted, see Note 1)..............   3,889,000       2,828,000        3,886,000     2,031,000
                                                      ===========     ===========      ===========   ===========

      (The accompanying notes are an integral part of these consolidated financial statements).

                           AMERAC ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                     1997             1996
                                                                --------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES
 Net income (loss)............................................  $  (2,356,000)  $    1,883,000
 Adjustments needed to reconcile net income to net cash flow provided by operating activities
   Depreciation, depletion and amortization...................      2,144,000        1,693,000
   Exploration expenses, including dry holes and impairments..      2,071,000           29,000
   Gain on sale of properties.................................           ----         (124,000)
   Stock issued for compensation..............................         50,000          180,000
   Recognition of deferred revenue............................       (370,000)        (105,000)
   Other......................................................        (44,000)            ----
   Changes in operating assets and liabilities:
     Oil and gas receivables and other........................        438,000         (931,000)
     Trade payables...........................................        115,000           72,000
     Accrued and other long-term liabilities..................       (372,000)         (84,000)
                                                                   ----------      -----------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES................      1,676,000        2,613,000
                                                                   ----------      -----------
CASH FLOW FROM INVESTING ACTIVITIES
 Proceeds from sale of assets.................................           ----        1,281,000
 Oil and gas acquisitions and expenditures....................     (2,486,000)     (12,995,000)
 Other........................................................         19,000         (268,000)
                                                                   ----------      -----------
NET CASH USED FOR INVESTING ACTIVITIES........................     (2,467,000)     (11,982,000)
                                                                   ----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES
 Bank borrowings, net.........................................        125,000        8,951,000
 Sale of common stock.........................................           ----          364,000
 Other........................................................          7,000           10,000
                                                                   ----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES.....................        132,000        9,325,000
                                                                   ----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........       (659,000)         (44,000)
 Cash and cash equivalents at beginning of period.............        712,000          144,000
                                                                   ----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................  $      53,000   $      100,000
                                                                   ==========      ===========

 (The accompanying notes are an integral part of these consolidated financial statements).

                           AMERAC ENERGY CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    DECEMBER 31, 1996 TO SEPTEMBER 30, 1997
                                  (UNAUDITED)




                                         COMMON SHARES
                                       ($0.05 PAR VALUE)     ADDITIONAL
                                      --------------------    PAID-IN      ACCUMULATED
                                       SHARES      AMOUNT     CAPITAL        DEFICIT         TOTAL
                                      ---------   --------  ------------  -------------   -----------
BALANCE - DECEMBER 31, 1996.........  3,883,526   $194,000  $151,104,000  $(137,866,000)  $13,432,000
  Stock issued for director's fees..      8,295      1,000        50,000           ----        51,000
  Options exercised.................      2,667       ----         7,000           ----         7,000
  Net income........................       ----       ----          ----     (2,356,000)   (2,356,000)
  Other.............................     (2,507)      ----        20,000           ----        20,000
                                      ---------   --------  ------------  -------------   -----------
BALANCE - SEPTEMBER 30, 1997........  3,891,981   $195,000  $151,181,000  $(140,222,000)  $11,154,000
                                      =========   ========  ============  =============   ===========


 (The accompanying notes are an integral part of these consolidated financial statements.)

                           AMERAC ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of results of operations and financial position for the interim periods have been included. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year or any other interim period. These financial statements and notes should be read in conjunction with Amerac Energy Corporation's (the "Company") annual report for the year ended December 31, 1996.

    Earnings per share and weighted average common shares outstanding for the three and nine months ended September 30, 1996, have been retroactively restated to reflect the one for fifteen reverse Common Stock split approved by the Company's stockholders in November 1996.

    Certain prior year amounts have been reclassified to conform with the current year presentation.


2.  IMPAIRMENTS

    The Company follows the successful efforts method of accounting for its oil and gas operations, as prescribed in Statement of Financial Accounting Standards ("SFAS") 19 issued by the Financial Accounting Standards Board. Under the successful efforts method, costs of productive wells, development dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the life of remaining proved reserves. Costs centers for amortization purposes are determined on a field-by-field basis.

    Prior to January 1, 1996, capitalized costs of proved properties were reviewed for impairment on a field-by-field basis limiting capitalized costs to estimated future net revenues from proved properties, assuming current prices and costs. Commencing January 1, 1996, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Pursuant to SFAS 121, the Company assesses the need for an impairment of capitalized costs of proved oil and gas properties on a field-by-field basis utilizing undiscounted expected future cash flows. If an impairment is indicated, the amount of such impairment is recognized to the extent that the net capitalized costs of the proved oil and gas properties exceeds the fair market value so determined.

    Based on such an assessment, the Company has recorded a Provision for impairment for the nine months ended September 30, 1997 of $2,269,000. This provision primarily was attributable to the $534,000 non-cash write off in the second quarter of 1997 of the Company's Sacatosa project and a $1,523,000 non-cash write-down of the Company's Blackwell/RQS field in the third quarter of 1997.

                           AMERAC ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



3.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                         -------------------------------
                                                             1997             1996
                                                         ------------      -------------
   Cash payments for:
     Interest..............................................  $  510,000  $    662,000
     Income taxes..........................................      60,000         5,000
   Non-cash investing and financing activities:
     Senior Preferred Stock dividends......................        ----     5,434,000
     Compensation paid in Common Stock.....................      50,000       180,000
     Approximate value of Common Stock issued for Fremont
       acquisition.........................................        ----       640,000



4.  CONTINGENCIES

    The Company has a reserve established for the estimated costs associated with platform abandonment at its South Timbalier 198 property. At September 30, 1997, the reserve for such abandonment was $454,000, compared with $389,000 at December 31, 1996. Such amounts are included in Accumulated Depreciation, Depletion and Amortization.

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

                           AMERAC ENERGY CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended September 30, 1997, Compared With Three Months Ended September 30, 1996

  The Company reported a loss of $2,046,000 for the three months ended September 30, 1997, compared with net income of $385,000 for the three months ended September 30, 1996. This loss primarily was attributable to a $1,523,000 non-cash impairment of the Blackwell/RQS field and, to a lesser extent, to lower revenues for both oil and natural gas and to generally higher expenses.

  Oil and gas revenues decreased from approximately $2.6 million during the third quarter of 1996 to approximately $1.9 million during the third quarter of 1997, primarily due to lower volumes and lower realized prices. The decline in production volumes was due primarily to lower natural gas production at the Company's South Timbalier 198. The primary well at South Timbalier began to produce water during December of 1996, and net production declined from approximately 382,200 thousand cubic feet ("Mcf") of natural gas during the third quarter of 1996 to approximately 259,300 Mcf of natural gas during the third quarter of 1997.

  During the third quarter of 1997, the Company's net production was approximately 40,000 barrels ("Bbls") of oil and 566,600 Mcf of natural gas, compared with approximately 48,800 Bbls of oil and 649,200 Mcf of natural gas produced during the third quarter of 1996.

  The Company's average realized prices during the third quarter of 1997 were $17.23 per Bbl of oil and $2.12 per Mcf of natural gas. During the three months ended September 30, 1996, the Company's realized prices for oil and natural gas were $20.42 per Bbl and $2.37 per Mcf, respectively.

  Lease operating expense increased from $597,000 in the third quarter of 1996 to $658,000 in the third quarter of 1997. This increase is attributable to higher lease operating expense per unit of production and to workovers of approximately $55,000 incurred in the third quarter of 1997.

  Provision for impairments for the three months ended September 30, 1997 was $1,573,000, compared with no provision for the comparable period of 1996. This provision was essentially attributable to a $1,523,000 non-cash write-down of the Company's Blackwell/RQS field, resulting from unsuccessful or marginal drilling activity in the field and the subsequent downward evaluation of the field's reserves.

  Depreciation, depletion and amortization ("DD&A") expense increased from approximately $699,000 during the third quarter of 1996 to approximately $733,000 during the third quarter of 1997. This increase was due primarily to a revision in the DD&A rate in the third quarter of 1997 and to additional investments in oil and gas properties made subsequent to the third quarter of 1996.

  General and administrative expenses increased from approximately $627,000 in the third quarter of 1996 to approximately $761,000 in the third quarter of 1997, primarily as a result of increased staffing due to property acquisitions made in 1996. This increase was partially offset by overhead billed by the Company to other working interest owners and reimbursement of general and administrative costs by certain of the Company's joint interest partners.

  Interest expense decreased from approximately $245,000 in the third quarter of 1996 to approximately $183,000 in the third quarter of 1997, primarily as a result of lower levels of bank debt outstanding during the third quarter of 1997.

                           AMERAC ENERGY CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Nine Months Ended September 30, 1997, Compared With Nine Months Ended September 30, 1996

  The Company reported a net loss of $2,356,000 for the nine months ended September 30, 1997, compared with net income of $1,883,000 for the nine months ended September 30, 1996. This nine month loss was attributable primarily to an aggregate of $2,980,000 of increases in expenses comprised of increases in:
Provision for impairments ($2,269,000); Exploration expenses ($285,000), primarily geological and geophysical; and workovers, a component of Lease operating expense, ($426,000).

  Oil and gas revenues decreased from approximately $7.4 million for the nine months ended September 30, 1996 to approximately $7.2 million for the nine months ended September 30, 1997. This decrease was primarily the result of lower production due to production declines in various of the Company's properties, which was partially offset by production from properties acquired during the third quarter of 1996.

  During the nine months ended September 30, 1997, the Company's net production was approximately 140,900 Bbls of oil and 1,898,900 Mcf of natural gas. During the comparable period of 1996, the Company's net production was approximately 142,000 Bbls of oil and 2,102,400 Mcf of natural gas.

  During the nine months ended September 30, 1997, the Company's average realized price for oil was $19.76 per Bbl and for natural gas was $2.33 per Mcf, compared with prices during the nine months ended September 30, 1996 of $19.96 per Bbl of oil and $2.37 per Mcf of natural gas.

  Lease operating expense increased from approximately $1.6 million for the nine months ended September 30, 1996 to approximately $2.3 million for the nine months ended September 30, 1997. This increase primarily is attributable to approximately $426,000 of workover expense incurred in the 1997 period, compared with less than $1,000 of workover expense incurred during the comparable period of 1996. Additionally, higher lease operating expense resulted from costs incurred in operating oil and gas properties acquired during the third quarter of 1996.

  Exploratory costs increased from approximately $29,000 for the nine months ended September 30, 1996 to approximately $314,000 for the nine months ended September 30, 1997. This increase primarily was attributable to increases in geological and geophysical costs incurred in connection with the Company's prospect development activities in the Easter Shelf of the Permian Basin.

  Provision for impairments for the nine months ended September 30, 1997 was $2,269,000, compared with no provision during the comparable period of 1996. This provision was attributable primarily to the $534,000 non-cash write-off in the second quarter of 1997 of the Company's Sacatosa project and to a $1,523,000 non-cash write-down of the Company's Blackwell/RQS field in the third quarter of 1997.

  DD&A expense for the nine months ended September 30, 1997 was approximately $2.1 million, exceeding the approximate $1.7 million reported for the comparable period in 1996. This increase was due primarily to a revision in the DD&A rate in the third quarter of 1997 and to additional investments in oil and gas properties made subsequent to the third quarter of 1996.

  General and administrative expenses increased from approximately $1.7 million for the nine months ended September 30, 1996 to approximately $2.0 million for the nine months ended September 30, 1997. This increase was primarily attributable to increased salaries and benefits expense due to the hiring of additional employees subsequent to the third quarter of 1996; costs incurred in connection with listing of its Common Stock on the American Stock Exchange; and the preparation of a "shelf" registration statement, as required by agreements with certain stockholders. These increases were partially offset by overhead billed by the Company to other working interest owners/partners.

                           AMERAC ENERGY CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



  Interest expense decreased from approximately $662,000 for the nine months ended September 30, 1996 to approximately $510,000 for the nine months ended September 30, 1997, primarily as a result of lower levels of bank debt outstanding during the comparable 1997 period.

DRILLING AND DEVELOPMENT ACTIVITIES

  In September 1997, the Company announced that it had revised upward its proved undeveloped reserves in the Golden Trend Field in Garvin County, Oklahoma with the identification of ten additional proved undeveloped drilling locations in the field. The gross drilling and completion cost per well is approximately $700,000, and if all ten wells are drilled and completed, the Company's estimated share of the aggregate drilling and completion costs would be approximately $5.8 million. The Company has not yet formalized a timetable for drilling these proved undeveloped locations.


LIQUIDITY AND CAPITAL RESOURCES

  During the first nine months of 1997, the Company generated cash flow from operations of approximately $1.7 million and had net borrowings of $125,000, which were used primarily to fund its exploration and development drilling activities. At the end of the third quarter of 1997, the Company had outstanding debt of approximately $7.8 million under its bank credit facility. Effective August 1, 1997, the Company's borrowing base was increased to $10.5 million, which decreases $250,000 on the first day of each month, commencing September 1, 1997. The Company's borrowing base at September 30, 1997 was approximately $10.2 million, providing available borrowing capacity of approximately $2.4 million. At November 14, 1997, the Company's borrowing base was approximately $9.8 million, which with bank debt of $8.3 million provided the Company with borrowing capacity of approximately $1.5 million.


  The Company's working capital position at September 30, 1997 was $357,000, down from approximately $1.5 million of working capital reported at December 31, 1996. Working capital at June 30, 1997 was approximately $1.6 million. The decline primarily was attributable to a reclassification of $579,000 in long-term debt to current maturities during the third quarter of 1997 and to the reduction of cash to pay for the Company's drilling and other development activities. The Company expects to further draw on its working capital which, together with additional bank borrowing, will be used to fund the Company's participation in drilling and other development activities anticipated during the fourth quarter of 1997. The Company believes it has sufficient borrowing capacity, together with internally generated cash flow, to fund its fourth quarter drilling and other development plans.

  In early 1998, the Company anticipates it will need additional funds to augment internally generated cash flow to fund its operations and capital spending plans. The Company may seek to raise such additional funds through supplemental bank borrowing, mezzanine financing, sale of production payments or equity offerings, or some combination of the foregoing, or through a merger with an adequately capitalized merger partner. However, there is no assurance the Company will be successful in obtaining any such additional financing or in consummating any such merger.


RECENT DEVELOPMENTS

  In September, the Company announced that pursuant to a previously announced plan to consider alternatives for maximizing shareholder value, its Board of Directors authorized and had initiated discussions with a select group of companies regarding a possible strategic merger or similar business combination. The Company's financial advisor recommended this course of action as a result of their analysis of the various options available to the Company.

                           AMERAC ENERGY CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NEW ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires dual presentation of "basic earnings per share" and "diluted earnings per share" on the face of the Consolidated Statement of Operations. SFAS 128 will be effective for fiscal yearend reporting and requires restatement of all prior period earnings per share data presented. The impact of adopting this statement in not expected to have a material effect on the Company's earnings per share.

FORWARD-LOOKING STATEMENTS

  When included in this report, the words "expects," "intends," "plans," "anticipates," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, changes in foreign and domestic oil and gas exploration and production activity, information regarding oil and gas reserves, future drilling and operations, future production of oil and gas, future net cash flows, competition, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

                                    PART II
                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  See Exhibit Index following this page.

  A report on Form 8-K was filed on September 24, 1997 reporting the Company had issued a press release on September 22, 1997 announcing that its Board of Directors had authorized the initiation of discussions with a select group of companies regarding a possible strategic merger or similar business combination. The Company also announced that it was revising upward its proved undeveloped reserves in the Golden Trend Field in Garvin County, Oklahoma.



                                   SIGNATURE

  In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                          AMERAC ENERGY CORPORATION
                                                (Registrant)



                                                  /s/ Jeffrey B. Robinson
                                          -------------------------------------
Date:  November 14, 1997                        Jeffrey B. Robinson
                                          President and Chief Executive Officer

                                 EXHIBIT INDEX


3-(1) Certificate of Incorporation of Wolverine Exploration Company (incorporated by reference to Exhibit 3-(1) to the Company's Registration Statement No. 33-21824 filed May 13, 1988).

3-(2) Amendment to Certificate of Incorporation of Wolverine Exploration Company dated September 12, 1988 (incorporated by reference to Exhibit 3-
       (1)(a) to the Company's Registration Statement No. 33-24429 filed September 28, 1988).

3-(3) Amendment to Certificate of Incorporation of Wolverine Exploration Company, dated March 16, 1995 (filed herewith).

3-(4) Amendment to Certificate of Incorporation of Wolverine Exploration Company dated March 28, 1995 (incorporated by reference to Annex IV to Exhibit (a)(1) to the Company's Schedule 13E-4, dated November 15, 1994).

3-(5) Amendment to Certificate of Incorporation of Amerac Energy Corporation dated July 12, 1996 (incorporated by reference to Exhibit 4(i).4 to the Company's Current Report on Form 8-K dated February 28, 1997).

3-(6) Amendment to Certificate of Incorporation of Amerac Energy Corporation dated July 12, 1996 (incorporated by reference to Exhibit 4(i).5 to the Company's Current Report on Form 8-K dated February 28, 1997).

3-(7) Amendment to Certificate of Incorporation of Amerac Energy Corporation dated November 20, 1996 (incorporated by reference to Exhibit 4(i).6 to the Company's Current Report on Form 8-K dated February 28, 1997).

3-(8)  Corporate Bylaws (filed herewith).

4-(1) Warrant Agreement, dated November 18, 1996, between Amerac Energy Corporation and Petroleum Financial, Inc. (incorporated by reference to
       Exhibit 4(I).8 to the Company's Registration Statement No. 333-24643 filed April 4, 1997).

4-(2) Form of Warrant (incorporated by reference to Exhibit I to the Warrant Agreement referred to in Exhibit 4-(1)).

4-(3) Registration Rights Agreement, dated November 18, 1996, between Amerac Energy Corporation and the party identified therein. A document identical to this document, except for the name of the Holder and the Holder's address for notices, was entered into by the Company with each purchaser of Common Stock in the Company's private sale of Common Stock completed on November 18, 1996 (incorporated by reference to Exhibit 4(I).10 to the Company's Registration Statement No. 333-24643 filed April 4, 1997).

4-(4) Form of Warrant Agreement (incorporated by reference to Exhibit VI to the Exploitation Agreement filed as Exhibit 10-(11) to the Company's Current Report on Form 8-K, dated February 28, 1997).

4-(5) Form of Warrant (incorporated by reference to Exhibit I to the Form of Warrant Agreement referred to in Exhibit 4-(4)).

4-(6)  Form of Registration Rights Agreement (incorporated by reference to
       Exhibit VII to the Exploitation Agreement filed as Exhibit 10-(11) to the Company's Current Report on Form 8-K, dated February 28, 1997)).

4-(7) Registration Rights Agreement, dated January 16, 1996 among Amerac Energy Corporation, Powell Resources, Inc., The Langstroth Family Limited I, Thomas O. Goldsworthy and James B. Tollerton. Related to acquisition of Fremont Energy Corporation Properties (incorporated by reference to exhibit 10-(10) to Form 10-K for the fiscal year ended December 31,
       1995).

10-(1) Agreement between the Company and William P. Nicoletti, dated October
       20, 1997 (filed herewith).

10-(1) Agreement between the Company and Peak Enernomics, Inc., dated October
       20, 1997 (filed herewith).

27     Financial Data Schedule