Form 10QSB/A
period 1997-09-30
AMERAC ENERGY CORP
filed 1997-12-17
CIK 5696

================================================================================




                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                 FORM 1O-QSB/A
                              (Amendment No. 1)


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


   Transitional Small Business Disclosure Format (check one):


Yes   [_]     No   [X]


================================================================================

                           AMERAC ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                     1997          1996
                                                                 -------------  ------------
                                                                        (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents.....................................  $      53,000  $     712,000
 Receivables
   Trade and other, net of allowance for bad debts of $32,000..        338,000        327,000
   Gas and oil receivable......................................      1,001,000      1,451,000
   Prepaid expenses............................................        146,000        146,000
                                                                 -------------  -------------
     Total current assets......................................      1,538,000      2,636,000
                                                                 -------------  -------------
PROPERTY AND EQUIPMENT
   Oil and gas properties at cost..............................     34,313,000     32,290,000
   Less accumulated depreciation, depletion and amortization...    (16,593,000)   (12,949,000)
                                                                 -------------  -------------
     Net oil and gas properties................................     17,720,000     19,341,000

OTHER ASSETS...................................................        335,000        395,000
                                                                 -------------  -------------
TOTAL ASSETS...................................................  $  19,593,000  $  22,372,000
                                                                 =============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Trade payables...............................................   $     314,000  $     199,000
 Accrued liabilities..........................................         288,000        527,000
 Current portion of long-term debt............................         579,000           ----
 Obligation under gas contract................................            ----        370,000
                                                                 -------------  -------------
     Total current liabilities................................       1,181,000      1,096,000
                                                                 -------------  -------------
LONG-TERM LIABILITIES
  Notes payable banks (less current portion)..................       7,250,000      7,704,000
  Other long-term liabilities.................................           8,000        140,000
                                                                 -------------  -------------
    Total long-term liabilities...............................       7,258,000      7,844,000
                                                                 -------------  -------------

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

                                    PART II
                               OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

  The Company has entered into an agreement, dated October 20, 1997 and effective August 4, 1997, with Peak Enernomics, Inc. ("Enernomics"), a corporation owned and controlled by Kenneth R. Peak, a director and executive officer of the Company, which provides that the Company will pay Enernomics $100,000 upon consummation of a possible merger or similar business combination. In addition, the Company will (i) pay Enernomics $5,000 per month until the consummation of such a transaction and (ii) deliver to Enernomics 6,000 shares of Company common stock, which will vest in Enernomics on a monthly basis at a rate of 1,000 shares per month, but no later than upon consummation of such a transaction, for furnishing Mr. Peak's services as a member of a Special Committee formed to evaluate possible strategic alternatives for the Company.

  The Company has entered into an agreement, dated October 20, 1997 and effective August 4, 1997, with William P. Nicoletti, Chairman of the Board of the Company, which provides that the Company will, in lieu of Mr. Nicoletti's compensation as Chairman of the Board of the Company, (i) pay Mr. Nicoletti $2,500 per month until consummation of a possible merger or similar business combination and (ii) deliver to Mr. Nicoletti 3,000 shares of Company common stock, which will vest in Mr. Nicoletti on a monthly basis at a rate of 500 shares per month, but no later than upon consummation of such a transaction, for furnishing his services as a member of a Special Committee formed to evaluate possible strategic alternatives for the Company.

  On August 29, 1997, the Company retained McDonald & Company Securities, Inc. ("McDonald") to act as investment advisor in connection with evaluating the Company's strategic alternatives and to render an opinion to the Company's Board of Directors concerning the fairness, from a financial point of view, of a possible transaction. Pursuant to an engagement letter, the Company agreed to pay McDonald a fee of $50,000 upon delivery of such opinion. In addition, upon consummation of a transaction, McDonald will be entitled to additional compensation in the amount of $300,000 from the Company. The Company has also agreed to reimburse McDonald for its out-of-pocket expenses (not to exceed $25,000) and to indemnify McDonald against certain liabilities.

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


                                          AMERAC ENERGY CORPORATION
                                                (Registrant)



                                                  /s/ Jeffrey B. Robinson
                                          -------------------------------------
Date:  December 17, 1997                        Jeffrey B. Robinson
                                          President and Chief Executive Officer

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

3-(3) Amendment to Certificate of Incorporation of Wolverine Exploration Company, dated March 16, 1995.

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

10-(1) Agreement between the Company and William P. Nicoletti, dated October 20,
       1997.

10-(2) Agreement between the Company and Peak Enernomics, Inc., dated October
       20, 1997.

27     Financial Data Schedule